Form 10KSB
period 2001-12-31
AMERICANWEST COM INC
filed 2002-04-15
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-32865

TheAmericanWest.com Inc.
(Name of small business issuer as specified in its charter)

12691 Apple Valley Road
Apple Valley, California 92308
(760) 240-2401
(Address of principal executive office & telephone number)

Nevada
(State of incorporation)

88-0422023
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

[X] Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State issuer's revenues for the most recent fiscal year: $72,493

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $50,700 as of December 31, 2001. There is currently no public market for the company's stock.

The number of shares outstanding of the issuer's common stock as of December 31, 2001 is 9,984,501.

Documents Incorporated by Reference

TheAmericanWest.com Inc. incorporates by reference to Part III of this Form 10-KSB, the registrant's

Registration Statement filed on Form 10-SB, and exhibits thereto, filed December 3, 2001 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Table of Contents

Part I
Description of Business	3
Description of Properties	6
Directors, Executive Officers, and Significant Employees	6
Remuneration of Directors and Officers	6
Security Ownership of Certain Beneficial Owners and Management	6
Interest of Management and Other in Certain Transactions	7
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	7
Legal Proceedings	7
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	7
Submission of Matters to a Vote of Security Holders	7
Compliance with Section 16(a) of the Exchange Act	7
Reports on Form 8-K	7
Part F/S
Financial Statements	8

Index to Exhibits	18
Description of Exhibits	18

Signatures	19

TheAmericanWest.com Annual Report

Description of Business

Business

TheAmericanWest.com began operations in the Spring of 1999. The company is an Internet based company whose primary business is to facilitate business-to-business sales, business-to-consumer sales and person-to-person (auction) trading of clothing, furnishings, accessories, art, memorabilia, travel/entertainment packages, and all other goods and services with an American Old West theme. TheAmericanWest.com web site is a virtual Old West town with merchant sites, an auction site, and community centers that provide information on “everything Western” and allow visitors to interact with the company and with each other.

Direct Consumer Sales

TheAmericanWest.com intends to overcome the inefficiencies of the traditional “brick and mortar” trading platform by exploiting the unique characteristics of the Internet. TheAmericanWest.com is intended to serve a large, targeted niche market and therefore does not directly compete with other online retailers. TheAmericanWest.com currently offers a wide variety of western themed products that can be purchased through the website.

Business to Business

TheAmericanWest.com co-operative business-to-business site will serve independent Western stores located throughout North America and abroad. By combining the purchasing power of many small retailers into a cooperative purchasing program, retailers will be made more competitive with the large chains, and with other marketers who use the Internet for business-to-consumer business. Small independent western store owners can aggregate their purchasing power through the American West.com. products are purchased at bulk rates from the manufacturer with revenue to the American West.com taken from part of the cost savings that would be unavailable to the independent merchant.

The cooperative web site can also be the vehicle through which new and unique wholesale products and/or private label or branded merchandise can be offered to members of the cooperative on a semi-exclusive basis. TheAmericanWest.com intends seek products which can be wholesaled to our members via the Internet, in the growing business-to-business sector.

The cooperative structure will give the independent retailers and wholesalers alike a vested interest in helping TheAmericanWest.com succeed because they and their customers will be benefiting from volume purchasing. If TheAmericanWest.com is able to implement this type of plan on a large scale, even a small percentage of the volume purchasing savings of these sales could generate a substantial revenue stream for the company. This potential revenue assumes savings otherwise unavailable to the retailers individually; there can be no assurance The American West.com will realize the volume of business that would be necessary to result in a substantial revenue stream.

The company is an Internet based company with several western themed domain names at its disposal, including TheAmericanWest.com. Currently, the TheAmericanWest.com web site is installed with approximately 100 merchants offering more than a thousand individual items.

Technology

TheAmericanWest.com currently has out-sourced its hosting functions to Interland in Atlanta, Georgia under its True Advanced plan at a rate of $49.95 renewed quarterly. The American west.com does not own any of the server equipment or lease any line connections. The American West.com can cancel or move these services at any time without penalty.

TheAmericanWest.com has its web development in house and has implemented a broad array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of its own custom software code and commercially available licensed software applications. The company's current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions.

TheAmericanWest.com currently has an auction site completed and did operate it for a period of time. Currently, the auction functions are forwarded to eBay. Auction requests are being forwarded until sufficient site traffic exists to support the labor expense of maintaining the auction internally.

TheAmericanWest.com Annual Report

The Western Goods Industry

The Western goods industry is characterized by a large number of small, narrowly specialized and sometimes isolated manufacturers and craftsmen, privately owned retailers serving limited geographic markets and a few national catalogue distributors.

Management believes demand for clothing, accessories, furniture, travel and entertainment, etc., with a nostalgic American West theme is strong in the United States. Buyers who are looking for a way to embrace America’s Old West values and spirit comprise a solid market that is poorly served by the current industrial supply structure.

Pricing

Merchant Price Information

Buyers can order items through the automated shopping cart integrated into The American West.com internet storefront. Because of the low marginal cost of distribution, TheAmericanWest.com is able to offer most items below normal retail prices. Orders are forwarded to merchants, who ship directly to buyers. Payment is made to TheAmericanWest.com, who forwards payment, less a minimum of 20% sales commission to merchants once buyers receive the merchandise. TheAmericanWest.com sets up basic presentation of the merchant's products free of charge. Major revisions or custom presentations are prepared on an hourly fee basis, currently $35 per hour.

Auction site

Sellers pay a small fee to list items for sale and a percentage of the selling price when a transaction is concluded. Buyers pay nothing to browse the site or purchase items, but must register to complete any transactions. The actual transaction, including payment and shipment is conducted directly between buyer and seller without involving TheAmericanWest.com. Future customer service enhancements may include shipping assistance and finance mechanisms.

Competition

Any channels through which sellers move Western related goods and services potentially competes with that provided by TheAmericanWest.com. Business-to-consumer channels include traditional retail outlets, catalogue sales, and Western related web sites. Person-to-person channels include classified ads, garage sales, and flea markets.

The Internet venue is far superior to all physical site outlets for the sale of services and any goods that do not require presale “touch” or “taste” testing. Traditional outlets tend to be fixed-capital intensive, requiring pre-investment in real estate and inventories. They are thus more expensive and more rigid, i.e., less able to respond quickly to changes in demand. Unlike Internet based businesses which are characterized by very small marginal costs, they are less able to make small incremental increases in capacity, and less able to realize on-going economies of scale. Geographic market boundaries and high costs of disseminating information regarding their product offering to a prospective client base also limit them.

There is some Western goods presence already on the Internet as barriers to entry are very low. However, most are either individual merchant sites or “posting” boards which charge merchants to advertise or install links to their own sites. We found no auction sites devoted exclusively to the Western goods niche. We have located a few potential sites as competition, Cowboy.com, and Readthewest.com which are primarily search engines, Western2.com, TheWest.com and Westlife.com that claim to be the central clearinghouse for “all things Western”. They provide no sense of community, stale inventories with a diluted Western format. Most tend to have the feel of static order forms. Many of them are difficult to find, having non-descriptive addresses. It is our opinion that they are poorly organized. Some of these sites may have the potential to grow into more viable commercial forums and compete for sales with The American West.com.

TheAmericanWest.com Annual Report

Marketing

The company will implement a multi-faceted marketing strategy to attract and maintain a wide customer base.

1. CUSTOMER INCENTIVES

This includes free merchant set up services (standard presentation), free e—mail.

2. MEDIA ADVERTISING

The company currently advertises in a number of targeted publications. Print advertising will be increased and coordinated with other marketing activities after completion of planned web site improvements and completion and testing of the auction site. Third quarter operations plan includes a large scale advertising campaign, focusing primarily on building awareness of the auction site. Targeted radio spots, coordinated with significant industry events such as major stock shows, Cowboy Action Shooting competitions, re-enactments, rendezvous, gatherings, auctions and rodeos are also in the planning stages.

3. EVENTS

A major thrust of the Company’s marketing effort includes visible participation in events attended by large numbers of merchants and Western enthusiasts. These include: stock shows, historical reenactments, rodeos, county fairs, trade shows, etc. The Company intends to sponsor some of the more significant events such as the Western Design Conference, Golden Boot Awards, and annual historical events presented by the National Parks Associations. In the ramp up stages, the Company’s booths at selected events will feature on-line demos and training with incentives for “signing on” to the web community.

4. INTERNET ADVERTISING

TheAmericanWest.com will be promoted through strategic advertising and sponsorship placements on high-traffic web sites and linking to other related sites such as those promoting significant industry events. An outside agency specializing in Internet marketing may be used to execute the Company’s “on-line” marketing activities, which are designed to drive Internet “browsers” to the site by, e.g., adding TheAmericanWest.com listing to all major search engines such as Lycos, Infoseek, and Alta Vista, as well as ensuring presence on other relevant sites and directories throughout the Internet.

5. ON-SITE MARKETING PROGRAMS

The Company will engage in a number of promotional activities within its web site including featured, specially priced items, awards of promotional items with minimal purchases or auction placements.

Employees

	Current Number	Number of Employees
Type of Employee	of Employees	Within Next 12 Months

Administrative	3	3
Operations	2	3
Clerical	1	1

TOTAL	6	7

NOTE:

The current administrative employees are officers of the company and provide services on a part-time basis as needed based on their availability.

The company president has paid for all non-officer compensation.

Currently, only one operations employee is full time and the remaining employees are part time. None of the company's employees are subject to collective bargaining agreements.

The company does not have and does not intend to have any supplemental benefits or incentive agreements with any of its employees.

TheAmericanWest.com Annual Report

Description of Properties

The company president is currently providing office facilities for TheAmericanWest.com. No rent is being paid to the president at this time.

Directors, Executive Officers, and Significant Employees

Directors and Executive Officers

Name	Age	Position
John Schaffer	46	President & Chairman of the Board
Gary Ledford	55	Vice Chairman
Dorothy J. Cornish	82	Treasurer
Roy "Dusty" Rogers, Jr.	54	Advisor
Ed Beesley	50	Advisor
Sam Konswa	36	Advisor

None of the directors of the TheAmericanWest.com have been compensated for their services; which includes three advisors that serve as directors.

Remuneration of Directors and Officers

The following list all remuneration by TheAmericanWest.com to officers and key personnel for the last fiscal year:

	Cash	Other

Charles Frederick Brooks	$0	$0
Chief Executive Officer

John A. Schaffer	$0	$0
Chief Operating Officer

Greg Hillers	$0	$0
Chief Financial Officer

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of TheAmericanWest.com in the event of retirement at normal retirement date pursuant to any existing plan provided by TheAmericanWest.com No employment agreements currently exist or are contemplated until the company is profitable.

Security Ownership of Certain Beneficial Owners and Management

TheAmericanWest.com was incorporated on March 30, 1999 with authorized shares of 25,000,000 common stock. Currently issued and outstanding stock is 9,984,501 shares of common stock.

		Average Price	Number of Shares	% of Total
Name	Class of Shares	Per Share	Now Held	Outstanding

John Schaffer	Common Stock	$0.001	9,500,000	95

Office Street Address: 12691 Apple Valley Road
	Apple Valley, California 92308
Telephone: (760) 240-2401

Number of shares beneficially owned by officers and directors as a group: 9,515,000

TheAmericanWest.com Annual Report

Interest of Management and Other in Certain Transactions

John Schaffer, the Company’s president, director and majority shareholder, has loaned the Company significant working capital. The balances of $275,955 and $204,396 as of December 31, 2001 and 2000, respectively, are supported by promissory notes from the Company which bear interest at 10% per annum. $24,394 and $25,811 of interest expense have been recorded for the years ended December 31, 2001 and 2000, respectively.

Market Price of Dividends on Common Equity and Other Shareholder Matters

Market Information

There is currently no public market for the company's stock.

Holders

TheAmericanWest.com has 9,984,501 shares of common stock outstanding as of December 31, 2001.

Dividend Policy

TheAmericanWest.com has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Legal Proceedings

TheAmericanWest.com has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. TheAmericanWest.com is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

TheAmericanWest.com has had no change in or disagreements with its accountants since inception.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2001.

Compliance with Section 16(a) of the Exchange Act

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2001 were filed.

Reports on Form 8-K

None in the fiscal year ending December 31, 2001.

TheAmericanWest.com Annual Report

Financial Statements

Contents
Page
Independent Auditor's Report	F-2
Financial Statements
Balance Sheet	F-3
Statement of Operations	F-4
Statement of Stockholder's Equity	F-5
Statement of Cash Flows	F-6
Notes to Financial Statements	F-7

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 fax

INDEPENDENT AUDITOR’S REPORT

January 28, 2002

Board of Directors
TheAmericanWest.com, Inc.
Las Vegas, NV

I have audited the Balance Sheets of TheAmericanWest.com, Inc. (the “Company”), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of TheAmericanWest.com, Inc. as of December 31, 2001 and 2000, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ G. Brad Beckstead, CPA
G. Brad Beckstead, CPA

	TheAmericanWest.com
	Balance Sheet

	December 31st
	2001	2000

Assets
Current assets:
Cash and equivalents	$ 186	$ 1,096
Total current assets	186	1,096
Fixed assets, net	5,857	7,871
Web development, net	6,767	9,667
Other assets	950	950
	$ 13,759	$ 19,584

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Checks issued in excess of available cash	$1,852	$-
Accounts payable	5,467	4,661
Other current liabilities	900	1,524
Total current liabilities	8,219	6,185
Loans from officer	275,955	204,396
Interest payable to officer	50,124	25,811
Total liabilities	334,298	236,392

Stockholders' (Deficit)
Common stock, $0.001 par value,
25,000,000 shares authorized,
9,984,501 shares issued and outstanding	9,985	9,985
Additional paid-in capital	50,216	50,216
(Deficit)	(380,740)	(277,009)
	(320,539)	(216,808)
	$ 13,759	$ 19,584

The accompanying notes are an integral part of these financial statements.

	TheAmericanWest.com
	Statements of Operations

	Years ended December 31st
	2001	2000

Revenue	$ 72,493	$60,145

Cost of goods sold:
Purchases	52,612	47,576
Internet fees	3,249	4,821
Commissions	-	38
Total costs of goods sold	55,861	52,435

Gross profit (loss)	16,632	7,710

Expenses:
General and administrative	85,242	92,290
Selling and marketing expenses	5,812	21,517
Depreciation and amortization	4,915	4,860
Total expenses	95,969	118,667

Net operating (loss)	(79,337)	(110,957)

Other income (expenses)
Interest income	-	2
Interest expense	(24,394)	(25,811)
Total other income (expense)	(24,394)	(25,809)

Net (loss)	$ (103,731)	$ (136,766)

Weighted average number of common shares
outstanding - basic and fully diluted	9,984,501	9,984,501

Net (loss) per share - basic and fully diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

		TheAmericanWest.com
	Statement of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in		Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

May 5, 1999
Founders shares
issued for services	9,500,000	$9,500	$-	$-	$9,500

May 5, 1999
Shares issued for cash
pursuant to Rule 504 offering	484,501	485	50,216		50,701

Net (loss) for the period ended
December 31, 1999				(140,243)	(140,243)

Balance: December 31, 1999	9,984,501	9,985	50,216	(140,243)	(80,042)

Net (loss) for the year ended
December 31, 2000				(136,766)	(136,766)

Balance: December 31, 2000	9,984,501	9,985	50,216	(277,009)	(216,808)

Net (loss) for the year ended
December 31, 2001				(103,731)	(103,731)

Balance: December 31, 2001	9,984,501	$ 9,985	$ 50,216	$ (380,740)	$ (320,539)

The accompanying notes are an integral part of these financial statements.

	TheAmericanWest.com
	Statements of Cash Flows

	Years ended December 31st
	2001	2000

Cash flows from operating activities
Net (loss)	$(103,731)	$(136,766)
Depreciation and amortization expense	4,915	4,860
Adjustments to reconcile net (loss) to
cash (used) by operating activities:
Increase in accounts payable	806	4,661
Increase (decrease) in other current liabilities	(624)	1,524
Net cash (used) by operating activities	(98,634)	(125,721)

Cash flows from investing activities
Checks issued in excess of cash available	1,852	-
Purchase of website	-	-
Purchase of fixed assets	-	(2,785)
Net cash provided (used) by investing activities)	1,852	(2,785)

Cash flows from financing activities
Loan from officer	71,559	101,174
Interest payable to officer	24,313	25,811
Issuance of common stock	-	-
Net cash provided by financing activities	95,872	126,985

Net (decrease) in cash	(910)	(1,521)
Cash - beginning	1,096	2,617
Cash - ending	$ 186	$ 1,096

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TheAmericanWest.com
Notes to Financial Statements

Note 1 – Summary of significant accounting policies

Organization

The Company was organized on March 30, 1999 (Date of Inception) under the laws of the State of Nevada. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Office equipment	5 years

Revenue recognition

The Company recognizes revenue from product sales when the products are shipped and title passes to customers. Outbound shipping charges are included in net sales. The Company provides an allowance for sales returns based on historical experience.

Under an agreement with third parties, the Company acts as an agent for the sale of certain products ordered on its Web site. For such arrangements, the Company records the net amount of revenue earned as commissions on transactions rather than the gross amount of product sales and related costs.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 in the year ended December 31, 1999. Adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

Cost of Sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $5,6286 and $633 in 2001 and 2000, respectively.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs totaled $5,812 and $21,517 in 2001 and 2000, respectively.

TheAmericanWest.com
Notes to Financial Statements

Website Development Costs

The website will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company will incur external costs for unted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell. No such impairments have been identified by management at December 31, 2001 and 2000.

Earnings per share

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

TheAmericanWest.com
Notes to Financial Statements

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

The FASB recently issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133”. The Statement defers for one year the effective date of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

In May 2000, the Emerging Issues Task Force reached a final consensus on Issue 00-14 (“EITF 00-14”), “Accounting for Certain Sales Incentives”. EITF 00-14 addresses accounting and reporting standards for sales incentives such as coupons or rebates that are provided by vendors or manufacturers and are exercisable by customers at the point of sale. In April 2001, the EITF delayed implementation of EITF 00-14, Accounting for Certain Sales Incentives, to coincide with the implementation date for EITF 00-25. The Company will adopt EITF 00-14 in the year ending December 31, 2002. The adoption of the recognition standards for liabilities is not expected to have a material effect on the Company's financial position or results of operations. The adoption in 2002 of the income statement display requirements of EITF 00-14 will have an immaterial effect on reported sales for the year ended December 31, 2001 and 2000, and a corresponding immaterial decrease in selling, general and administrative expenses, with no effect on net income, as a result of reclassifications of prior year's consolidated financial statements for comparative purposes.

In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Under EITF 00-25, the cost of promotion activities offered to customers will be classified as a reduction in sales revenue. The Company is currently reviewing the rule and plans to adopt EITF 00-25, as required, in the first quarter of 2002. Adoption is not expected to change reported earnings.

Note 2 – Fixed Assets

The Company's fixed assets at December 31, 2001 consist of the following:

Office equipment	$10,074
Less: Accumulated depreciation	(4,217)
$ 5,857

Depreciation expense totaled $2,015 and $1,960 in 2001 and 2000, respectively.

Note 3 – Web Development Costs

The Company incurred and capitalized $14,500 in web development costs during the year ended December 31, 1999. Amortization expense totaled $2,900 and $2,900 in 2001 and 2000, respectively.

TheAmericanWest.com
Notes to Financial Statements

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred a net losses of $103,731 and $136,766 in 2001 and 2000, respectively. In addition, the Company’s development activities since inception have been financially sustained by debt and capital contributions from its officers, directors and shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 – Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. There are no deferred tax assets or liabilities due to net operating losses for the years ended December 31, 2001 and 2000.

Note 6 – Stockholders’ Equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On May 5, 1999, the Company issued 9,500,000 shares of its $0.001 par value common stock to its founder for services valued at $9,500.

During May 1999, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 484,501 shares of its $0.001 par value common stock at a prices ranging from $0.03 to $1.00 per share for total cash of $50,700.

Note 7 – Related party transactions

John Schaffer, the Company’s president, director and majority shareholder, has loaned the Company significant working capital. The balances of $275,955 and $204,396 as of December 31, 2001 and 2000, respectively, are supported by promissory notes from the Company which bear interest at 10% per annum. $24,394 and $25,811 of interest expense have been recorded for the years ended December 31, 2001 and 2000, respectively.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 – Commitments

The Company pays its partners commissions upon completion of certain sales under "participation" contracts. The Company paid total commissions of $-0- and $38 in 2001 and 2000, respectively. No commissions were payable as of December 31, 2001 and 2000.

TheAmericanWest.com Annual Report

Index to Exhibits
(a) The following documents are filed as a part of this report:
Independent auditor's report.
TheAmericanWest.com financial statements:
1.	Balance sheets as of December 31, 2001 and December 31, 2000
2.	Statements of operations for the fiscal years ended December 31, 2001 and December 31, 2000.
3.	Statements of stockholders' equity from inception (March 30, 1999) through December 31, 2001.
4.	Statements of cash flows for the fiscal years ended December 31, 2001 and December 31, 2000.
5.	Notes to consolidated financial statements

(b) Exhibits
TheAmericanWest.com incorporates by reference the exhibits 3 (a) Articles of Incorporation and
3 (b) Bylaws filed with its disclosure statement on Form 10SB, as amended, December 3, 2001.
TheAmericanWest.com incorporates by reference the exhibit12 Additional Exhibits, Consignment Agreement between TheAmericanWest.com and Blondie's of Santa Fe, New Mexico, filed with its disclosure statement on Form 10-SB, as amended, filed December 3, 2001.

Description of Exhibits
3(a) Articles of Incorporation Articles of Incorporation of TheAmericanWest.com,
a Nevada corporation, as filed March 30, 1999.
3(b) By-Laws By-Laws of TheAmericanWest.com as adopted March 30, 1999
.

Additional Exhibits:
Consignment Agreement Consignment agreement between TheAmericanWest.com and
Blondie's of Santa Fe, New Mexico.

TheAmericanWest.com Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheAmericanWest.com
Registrant

By:	\s\ John A. Schaffer, President
John A. Schaffer, President

Date:	April 11. 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2002

By: \s\ Greg Hillers, CFO
Greg Hillers, Chief Financial Officer