Form 10QSB
period 2002-03-31
AMERICANWEST COM INC
filed 2002-05-15
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-32865
(Commission file number)

TheAmericanWest.com Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0422023
(IRS Employer
Identification No.)

12691 Apple Valley Road
Apple Valley, California 92308
(Address of principal executive offices)

(760) 240-2401
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2002 - 9,984,501 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	TheAmericanWest.com Inc.

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Independent Accountant's Review Report	3

	Balance Sheet	4

	Statement of Operations	5

	Statement of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (Fax)

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

Board of Directors
TheAmericanWest.com, Inc.
Apple Valley, CA

I have reviewed the accompanying balance sheet of TheAmericanWest.com, Inc. (a Nevada corporation) as of March 31, 2002 and the related statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three-month period ending March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of TheAmericanWest.com, Inc. as of December 31, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in my report dated January 28, 2002, I expressed an unqualified opinion on those financial statements.

May 15, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TheAmericanWest.com Inc.
(A Development Stage Company)

BALANCE SHEETS

	(unaudited)
	March 31, 2002	December 31, 2002
Assets

Current Assets:
Cash and cash equivalents	$ 186	$ 186
Total current assets	186	186

Fixed assets, net	5,353	5,856
Website development costs, net	6,042	6,767

Other assets	950	950

	$ 12,531	$ 13,759

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks issued in excess of cash available	$2,038	$1,852
Accounts payable	-	5,467
Other current liabilities	127	900
Total current liabilities	2,165	8,219

Loans from officer	290,884	275,955
Interest payable to officer	57,062	50,124

Total liabilities	350,111	334,298

Stockholders' (Deficit):

Common stock, $0.001 par value, 25,000,000 shares
authorized, 9,984,501 shares issued and outstanding	9,985	9,985
Additional paid-in capital	50,216	50,216
Accumulated (deficit)	(397,781)	(380,740)
	(337,580)	(320,539)

	$ 12,531	$ 13,759

The accompanying notes are an integral part of the financial statements.

TheAmericanWest.com Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)
For the Three Months Ending March 31, 2002 and 2001

	For the Three Months Ended
	March 31, 2002	March 31, 2001

Revenue	$8,588	$ 23,023

Cost of goods sold:
Purchases	3,338	11,998
Internet fees	380	720
Commissions	-	89
Total cost of goods sold	3,718	12,807

Gross profit	4,870	10,216

Expenses:
General and administrative expenses	13,335	9,917
Selling and marketing expenses	409	3,047
Depreciation and amortization	1,229	1,229
Total expenses	14,973	14,193

Other income or (expense):
Interest income	-	2
Interest expense	(6,938)	-
Total other income	(6,938)	2

Net (loss)	$ (17,041)	$ (3,975)

Weighted average number of
common shares outstanding	9,984,501	9,984,501

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the financial statements

TheAmericanWest.com Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
For the Three Months Ending March 31, 2002 and 2001

	For the Three Months Ended
	March 31, 2002	March 31, 2001

Cash flows from operating activities
Net (loss)	$(17,041)	$(3,975)
Depreciation and amortization	1,229	1,229
Adjustments to reconcile net (loss)
to cash (used) by operations
Increase in checks issued in excess of cash available	186	-
(Decrease) in account payable	(5,467)	-
(Decrease) in other current liabilities	(773)	(1,120)
Net cash (used by operating activities	(21,866)	(3,866)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Loans from officer	14,929	5,549
Interest payable to officer	6,937	-
Net cash provided by financing activities	21,866	5,549

Net (decrease) increase in cash	-	1,683
Cash - beginning	186	1,096
Cash - ending	$ 186	$ 2,779

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of the financial statements.

TheAmericanWest.com Inc.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB registration report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has accumulated operating losses of approximately $397,781 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

John Schaffer, the Company’s president, director and majority shareholder, has loaned the Company significant working capital. The balances of $347,946 and $326,079 as of March 31, 2002 and December 31, 2001, respectively, are supported by promissory notes from the Company which bear interest at 10% per annum. Interest expense of $6,938 has been recorded for the three-month period ending March 31, 2002.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

TheAmericanWest.com Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2001

The majority of the net loss of $3,975 comprises general and administrative expenses of $9,917, selling and marketing expenses of $3,047, and depreciation and amortization of $1,229; that offset gross profits for the period of $10,216.

Results of Operations for the Three-Months Ended March 31, 2002

The majority of the net loss of $17,041 is comprised of general and administrative expenses of $13,335 and interest expenses of $6,938; that offset gross profits for the period of $4,870.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2001.

During the three-month period ended March 31, 2001, the Company’s cash position increased by $1,683. The Company used $3,886 in its operations and provided $5,549 by financing activities.

For the Three-Months ended March 31, 2002.

During the three-month period ended March 31, 2002, the Company’s cash position remained stable at $186, with cash provided by financing activities equaling cash used by operating activities at $21,866.

Management Plan of Operations

TheAmericanWest.com does not currently have any commitments and/or agreements related to business relationships, business partnerships and acquisitions other than those with merchants offering products through the TheAmericanWest.com internet store.

TheAmericanWest.com has no material commitments for capital at this time. Current, funding for operations has been provided as loans from the company president. No commitments are in place to continue this financing.

TheAmericanWest.com Inc.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No changes have occurred and no exhibits are required or provided.

TheAmericanWest.com incorporates by reference the exhibits 3 (a) Articles of Incorporation and 3 (b) Bylaws filed with its disclosure statement on Form 10SB, as amended, December 3, 2001.

Description
3(a) Articles of Incorporation	Articles of Incorporation of TheAmericanWest.com,
a Nevada corporation, as filed March 30, 1999.
3(b) By-Laws	By-Laws of TheAmericanWest.com as adopted
March 30, 1999

Reports on Form 8-K

No filings were made during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TheAmericanWest.com Inc.

By: /s/ John Schaffer
John Schaffer, President

Date: May 15, 2002