Form 10QSB
period 2002-09-30
AMERICANWEST COM INC
filed 2002-11-01
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2002 - 9,984,501 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

TheAmericanWest.com Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet	3

	Statement of Operations	4

	Statement of Cash Flows	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Change in Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURES		9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TheAmericanWest.com Inc.

Balance Sheet

(unaudited)
June 30, 2002
Assets

Current Assets:
Cash and cash equivalents	$186
Accounts receivable	701
Total current assets	887

Fixed assets, net	4,849
Website development costs, net	5,317

Other assets	950

$ 12,003

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks issued in excess of cash available	$1,688
Other current liabilities	349
Total current liabilities	2,037

Loans from officer	297,272
Interest payable to officer	64,394

Total liabilities	363,703

Stockholders' (Deficit):

Common stock, $0.001 par value, 25,000,000 shares
authorized, 9,984,501 shares issued and outstanding	9,985
Additional paid-in capital	50,216
Retained (deficit)	(411,901)
(351,700)

$ 12,003

The accompanying notes are an integral part of the financial statements.

TheAmericanWest.com Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ending
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenue	$11,126	$ 18,996	$19,714	$ 42,019

Cost of goods sold:
Purchases	7,313	14,764	10,651	26,762
Internet fees	1,028	695	1,408	1,415
Commissions	-	-	-	89
Total cost of goods sold	8,341	15,459	12,059	28,266

Gross profit	2,785	3,537	7,655	13,753

Expenses:
General and administrative expenses	7,955	41,499	21,290	51,416
Selling and marketing expenses	389	626	798	3,673
Depreciation and amortization	1,229	615	2,485	1,844
Total expenses	9,573	42,740	24,546	56,933

Other income or (expense):
Interest income	-	-	-	2
Interest (expense)	(7,332)	-	(14,270)	-
Total other income (expense)	(7,332)	-	(14,270)	2

Net (loss)	$ (14,120)	$ (39,203)	$ (31,161)	$ (43,178)

Weighted average number of common
shares outstanding - basic and fully diluted	9,984,501	9,984,501	9,984,501	9,884,501

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the financial statements

TheAmericanWest.com Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ending
	June 30, 2002	June 30, 2001

Cash flows from operating activities
Net (loss)	$(31,161)	$(43,178)
Depreciation and amortization	2,458	1,844
Adjustments to reconcile net (loss)
to cash (used) by operations:
Increase in accounts receivable	(701)	-
(Decrease) in checks issued in excess of cash available	(164)	-
(Decrease) in accounts payable	(5,467)	-
(Decrease) in other current liabilities	(551)	(1,120)
Net cash (used by operating activities	(35,586)	(42,454)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Loans from officer	21,317	5,549
Interest payable to officer	14,269	-
Net cash provided by financing activities	35,586	5,549

Net (decrease) increase in cash	-	(36,905)
Cash - beginning	186	1,096
Cash - ending	$ 186	$ (35,809)

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has accumulated operating losses of approximately $411,901 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

John Schaffer, the Company’s president, director and majority shareholder, has loaned the Company significant working capital. The balance of principal and interest totals $361,666 as of June 30, 2002 are supported by promissory notes from the Company which bear interest at 10% per annum. Interest expense of $14,270 has been recorded for the six-month period ending June 30, 2002.

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2001

The majority of the net loss of $43,178 comprises general and administrative expenses of $51,416, selling and marketing expenses of $3,673, and depreciation and amortization of $1,844; that offset gross profits for the period of $13,753.

Results of Operations for the Six-Months Ended June 30, 2002

The majority of the net loss of $31,161 is primarily comprised of general and administrative expenses of $21,290 and interest expenses of $14,270; offsetting gross profits for the period of $7,655.

Liquidity and Capital Resources

For the Six-Months ended June 30, 2001.

During the six-month period ended June 30, 2001, the Company’s cash position decreased by $36,905. The Company used $42,454 in its operations and provided $5,549 by financing activities.

For the Six-Months ended June 30, 2002.

During the six-month period ended June 30, 2002, the Company’s cash position remained stable at $186, with cash provided by financing activities equaling cash used by operating activities at $35,586.

Management Plan of Operations

TheAmericanWest.com web site is functional and generating some revenue for the Company. Expenditures on advertising were reduced this period, which resulted in a drop in gross sales revenues. Management is evaluating which advertisements are providing the best returns. Management is also looking for cross-promotional opportunities with businesses having western theme products or services.

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for marketing and promotion, inventory as needed and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

TheAmericanWest.com includes herewith the following exhibit:

Number	Description
99.1	Certification of Chief Executive Officer and Principal Accounting Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

TheAmericanWest.com Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TheAmericanWest.com Inc.

By: /s/ John Schaffer
John Schaffer, President and Principal Accounting Officer

Date: August 21, 2002