Form 10QSB/A
period 2002-09-30
AMERICANWEST COM INC
filed 2002-12-11
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2002 - 9,984,501 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

TheAmericanWest.com Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Independent Accountants Review Report	4

	Balance Sheet	5

	Statement of Operations	6

	Statement of Cash Flows	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Independent Accountants Review Report

and

     Balance Sheets as of September 30, 2002

and

     Statements of Operations for the Three Months and Nine Months Ending September 30, 2002 and 2001

and

     Cash Flows for the Nine Months Ending September 30, 2002 and 2001

Beckstead and Watts, LLP
Certified Public Accountants

3340 Wynn Road, Suite C
Las Vegas, NV 89102
702.257.1984
702.362.0540 fax

INDEPENDENT ACCOUNTANTS REVIEW REPORT

Board of Directors
TheAmericanWest.com, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of TheAmericanWest.com, Inc. (a Nevada corporation) as of September 30, 2002 and the related statements of operations for the three-months and nine-months ended September 30, 2002 and 2001 and statements of cash flows for the nine-months ended September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

G. Brad Beckstead, CPA has previously audited, in accordance with generally accepted auditing standards, the balance sheet of TheAmericanWest.com, Inc. as of December 31, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in his report dated January 28, 2002, he expressed an unqualified opinion on those financial statements.

October 15, 2002

TheAmericanWest.com Inc.

Balance Sheet

(unaudited)
September 30, 2002
Assets

Current Assets:
Cash and cash equivalents	$186
Accounts receivable	773
Total current assets	959

Fixed assets, net	4,345
Website development costs, net	4,592

Other assets	950

$ 10,846

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks issued in excess of cash available	$2,351
Other current liabilities	431
Total current liabilities	2,782

Loans from officer	306,969
Interest payable to officer	71,921

Total liabilities	381,672

Stockholders' (Deficit):

Common stock, $0.001 par value, 25,000,000 shares
authorized, 9,984,501 shares issued and outstanding	9,985
Additional paid-in capital	50,216
Retained (deficit)	(431,028)
(370,827)

$ 10,845

The accompanying notes are an integral part of the financial statements.

TheAmericanWest.com Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ending
	September 30,		September 30,
	2002	2001	2002	2001

Revenue	$9,309	$ 15,147	$29,022	$ 57,166

Cost of goods sold:
Purchases	7,450	8,832	18,100	35,593
Internet fees	666	960	2,074	2,464
Commissions	-	-	-	89
Total cost of goods sold	8,116	9,792	20,174	38,057

Gross profit	1,193	5,355	8,848	19,109

Expenses:
General and administrative expenses	11,079	3,615	32,642	41,500
Selling and marketing expenses	177	9,073	975	26,266
Depreciation and amortization	1,229	1,229	3,687	3,686
Total expenses	12,485	13,917	37,304	71,452

Other income or (expense):
Interest income	-	1	-	1
Interest (expense)	(7,562)	-	(21,832)	-
Total other income (expense)	(7,562)	1	(21,832)	1

Net (loss)	$ (18,854)	$ (8,561)	$ (50,288)	$ (52,342)

Weighted average number of common
shares outstanding - basic and fully diluted	9,984,501	9,984,501	9,984,501	9,884,501

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of the financial statements

TheAmericanWest.com Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ending
	September 30,
	2002	2001

Cash flows from operating activities
Net (loss)	$(50,288)	$(52,342)
Depreciation and amortization	3,688	3,688
Adjustments to reconcile net (loss)
to cash (used) by operations:
(Increase) in accounts receivable	(773)	-
(Decrease) in checks issued in excess of cash available	499	2,009
(Decrease) in accounts payable	(5,467)	(4,661)
(Decrease) in other current liabilities	(469)	(770)
Net cash (used by operating activities	(52,810)	(52,076)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Loans from officer	31,014	51,166
Interest payable to officer	21,796	-
Net cash provided by financing activities	52,810	51,166

Net (decrease) increase in cash	-	(910)
Cash - beginning	186	1,096
Cash - ending	$ 186	$ 186

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has accumulated operating losses of approximately $431,028 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

John Schaffer, the Company’s president, director and majority shareholder, has loaned the Company significant working capital. The balance of principal and interest totals $378,890 as of September 30, 2002 is supported by promissory notes from the Company which bear interest at 10% per annum. Interest expense of $21,832 has been recorded for the nine-month period ending September 30, 2002.

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

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2001

The majority of the net loss of $52,342 comprises general and administrative expenses of $41,500, selling and marketing expenses of $26,266, and depreciation and amortization of $3,686; that offset gross profits for the period of $19,109.

Results of Operations for the Nine-Months Ended September 30, 2002

The majority of the net loss of $50,288 is primarily comprised of general and administrative expenses of $32,642 and interest expenses of $21,832; offsetting gross profits for the period of $8,848.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2001.

During the nine-month period ended September 30, 2001, the Company’s cash position decreased by $910. The Company used $52,076 in its operations and provided $51,166 by financing activities.

For the Nine-Months ended September 30, 2002.

During the nine-month period ended September 30, 2002, the Company’s cash position remained stable at $186, with cash provided by financing activities equaling cash used by operating activities at $52,810.

Management Plan of Operations

TheAmericanWest.com web site is functional and generating some revenue for the Company. Expenditures on advertising were reduced this period as well as last period, which resulted in a drop in gross sales revenues. Management intends to reduce general administrative costs by reducing labor expenditures to only that necessary to support incoming orders.

Management is contemplating whether to continue accepting orders, and may suspend internet orders until additional capital is available to expand operations. Management is also looking for a beneficial alliance with a retailer in the western theme who may be interested in order fulfillment of web based sales. Our current level of sales is not sufficient to support our current infrastructure for fulfillment.

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
None

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

Date: October 15, 2002