Form 10KSB
period 2002-12-31
AMERICANWEST COM INC
filed 2003-03-31
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State the issuer's revenues for the most recent fiscal year: $39,077

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $50,700 as of December 31, 2002. TheAmericanWest.com Inc. is a publicly traded company on the Over-The Counter Bulletin Board exchange (OTCBB) under the symbol TAWS.

The number of shares outstanding of the issuer's common stock as of December 31, 2002 is 59,907,006.

Documents Incorporated by Reference

TheAmericanWest.com incorporates by reference the exhibits 3 (a) Articles of Incorporation and 3 (b) Bylaws filed with its disclosure statement on Form 10SB, as amended, December 3, 2001.

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Table of Contents

Part I
Description of Business	3
Description of Properties	4
Directors, Executive Officers, and Significant Employees	4
Remuneration of Directors and Officers	4
Security Ownership of Certain Beneficial Owners and Management	4
Interest of Management and Other in Certain Transactions	5
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	5
Legal Proceedings	5
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	5
Submission of Matters to a Vote of Security Holders	5
Compliance with Section 16(a) of the Exchange Act	6
Reports on Form 8-K	6
Part F/S
Financial Statements	7

Index to Exhibits	19
Description of Exhibits	19

Signatures	19

TheAmericanWest.com Annual Report

Description of Business

Business

TheAmericanWest.com began operations in the Spring of 1999. The company is an Internet based company whose primary business is to facilitate business-to-business and business-to-consumer sales and person-to-person (auction) trading of clothing, furnishings, accessories, art, memorabilia, travel/entertainment packages, and all other goods and services with an American Old West theme. TheAmericanWest.com web site is a virtual Old West town with merchant sites, an auction site, and community centers that provide information on “everything Western” and allow visitors to interact with the company and with each other. Operations are currently limited to administrative functions and fulfillment of residual orders.

Technology

TheAmericanWest.com currently has out-sourced its hosting functions. The American west.com does not own any of the server equipment or lease any line connections. The American West.com can cancel or move these services at any time without penalty.

The Western Goods Industry

The Western goods industry is characterized by a large number of small, narrowly specialized and sometimes isolated manufacturers and craftsmen, privately owned retailers serving limited geographic markets and a few national catalogue distributors.

Merchant Price Information

Buyers can order items through the automated shopping cart integrated into The American West.com internet storefront. Orders are forwarded to merchants, who ship directly to buyers. Payment is made to TheAmericanWest.com, who forwards payment, less a sales commission to merchants once buyers receive the merchandise. TheAmericanWest.com sets up basic presentation of the merchant's products free of charge.

Competition

Any channels through which sellers move Western related goods and services potentially compete with that provided by TheAmericanWest.com. Business-to-consumer channels include traditional retail outlets, catalogue sales, and Western related web sites. Person-to-person channels include classified ads, garage sales, and flea markets.

There is some Western goods presence already on the Internet as barriers to entry are very low. However, most are either individual merchant sites or “posting” boards which charge merchants to advertise or install links to their own sites.

Change in Business Direction

TheAmericanWest.com has entered into a letter of intent to acquire WordLogic Corporation. Word Logic Corporation currently markets a text entry software solution for a variety of personal data and communications devices.

Employees

TheAmericanWest.com currently has one employee. The sole officer of the company who provides services on a part-time basis as needed.

The company president has paid for all non-officer compensation.

None of the company's employees are subject to collective bargaining agreements.

The company does not have and does not intend to have any supplemental benefits or incentive agreements with any of its employees.

TheAmericanWest.com Annual Report

Description of Properties

The company president is currently providing office facilities for TheAmericanWest.com. No rent is being paid to the president at this time.

Directors, Executive Officers, and Significant Employees

Directors and Executive Officers

Name	Age	Position
John Schaffer	47	President & Chairman of the Board
Gary Ledford	56	Vice Chairman
Dorothy J. Cornish	83	Treasurer
Roy "Dusty" Rogers, Jr.	55	Advisor
Ed Beesley	51	Advisor
Sam Konswa	37	Advisor

None of the directors of the TheAmericanWest.com have been compensated for their services; which includes three advisors that serve as directors.

Remuneration of Directors and Officers

The following list all remuneration by TheAmericanWest.com to officers and key personnel for the last fiscal year:

	Cash	Other

Charles Frederick Brooks	$0	$0
Former Officer

John A. Schaffer	$0	$0
President, Director

Greg Hillers	$0	$0
Former Officer

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of TheAmericanWest.com in the event of retirement at normal retirement date pursuant to any existing plan provided by TheAmericanWest.com No employment agreements currently exist or are contemplated until the company is profitable.

Security Ownership of Certain Beneficial Owners and Management

TheAmericanWest.com has authorized 100,000,000 shares of common stock. Currently issued and outstanding shares of common stock is 59,907,006.

		Average Price	Number of Shares	% of Total
Name	Class of Shares	Per Share	Now Held	Outstanding

John Schaffer	Common Stock	$0.001	57,000,000	95

Office Street Address: 12691 Apple Valley Road
	Apple Valley, California 92308
Telephone: (760) 240-2401

Number of shares beneficially owned by officers and directors as a group: 57,090,000

TheAmericanWest.com Annual Report

Interest of Management and Other in Certain Transactions

John Schaffer, the Company’s president, director and majority shareholder, has loaned the Company significant working capital. The date.

Dividend Policy

TheAmericanWest.com has never paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

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

None during the year ended December 31, 2002.

TheAmericanWest.com Annual Report

Compliance with Section 16(a) of the Exchange Act

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2002 were filed.

Reports on Form 8-K

On February 17, 2003, TheAmericanWest.com filed a report on Form 8-K disclosing a potential change in control of the registrant, a potential acquisition of assets, and a Letter of Intent as entered in to by TheAmericanWest.com with Wordlogic Corporation.

TheAmericanWest.com Annual Report

Financial Statements

Contents
Page
Independent Auditor's Report	8
Financial Statements
Balance Sheet	10
Statement of Operations	11
Statement of Stockholder's Equity	12
Statement of Cash Flows	13
Notes to Financial Statements	14 - 18

Beckstead and Watts, LLP
Certified Public Accountants

3340 Wynn Road, Suite B
Las Vegas, NV 89102
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
TheAmericanWest.com, Inc.

We have audited the Balance Sheets of TheAmericanWest.com, Inc. (the “Company”), as of December 31, 2002, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TheAmericanWest.com, Inc. as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated January 28, 2002, on those statements included an explanatory going concern paragraph discussed in Note 4 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheAmericanWest.com, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
Beckstead and Watts, LLP
Certified Public Accountants

March 21, 2003

TheAmericanWest.com, Inc.

Balance Sheets as of December 31, 2002 and 2001

and

Statements of Operations, Changes in Stockholders’ Equity, and Cash Flows for the years ended December 31, 2002 and 2001

	TheAmericanWest.com
	Balance Sheet

	December 31st
	2002	2001

Assets
Current assets:
Cash and equivalents	$ 1,280	$ 186
Total current assets	1,280	186
Fixed assets, net	3,840	5,856
Website development, net	3,867	6,767
Other assets	950	950
	$ 9,937	$ 13,759

Liabilities and Stockholders' Equity
Current Liabilities:
Checks issued in excess of available cash	$ -	$1,852
Accounts payable	1,624	5,467
Other current liabilities	605	900
Total current liabilities	2,229	8,219
Long-term liabilities
Loans from officer	313,288	275,955
Accrued interest payable	79,669	50,124
Total long-term liabilities	392,957	326,079

	395,186	334,298

Stockholders' equity:)
Common stock, $0.001 par value,
100,000,000 shares authorized,
59,907,006 shares issued and outstanding
as of 12/31/02 and 12/31/01	59,907	9,985
Additional paid-in capital	294	50,216
Retained (deficit)	(445,450)	(380,740)
	(385,249)	(320,539)
	$ 9,937	$ 13,759

The accompanying notes are an integral part of these financial statements.

	TheAmericanWest.com
	Statements of Operations

	Years ended December 31st
	2002	2001

Revenue	$ 39,077	$72,493

Cost of goods sold:
Purchases	26,731	52,612
Internet fees	2,643	3,249
Total costs of goods sold	29,374	55,861

Gross profit	9,703	16,632

Expenses:
General and administrative expenses	38,740	85,242
Selling and marketing expenses	1,027	5,812
Depreciation and amortization	4,916	4,915
Total expenses	44,683	95,969

Net operating (loss)	(34,980)	(79,337)

Other (expense)
Interest expense	(29,730)	(24,394)

Net (loss)	$ (64,710)	$ (103,731)

Weighted average number of common shares
outstanding - basic and fully diluted	59,907,006	59,907,006

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

		TheAmericanWest.com
	Statement of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

May 5, 1999
Founders shares
issued for services	57,000,000	$9,500	$-	$-	$9,500

May 5, 1999
Shares issued for cash
pursuant to Rule 504 offering	2,907,006	485	50,216		50,701

Net (loss)
March 30, 1999
(inception) to
December 31, 1999				(140,243)	(140,243)

Balance: December 31, 1999	59,907,006	9,985	50,216	(140,243)	(80,042)

Net (loss)
For the year ended
December 31, 2000				(136,766)	(136,766)

Balance: December 31, 2000	59,907,006	9,985	50,216	(277,009)	(216,808)

Net (loss)
For the year ended
December 31, 2001				(103,731)	(103,731)

Balance: December 31, 2001	59,907,006	$9,985	$50,216	$(380,740)	$(320,539)

Reclassification of
additional paid-in capital		49,922	(49,922)

Net (loss)
For the year ended
December 31, 2002				(64,720)	(64,710)

Balance, December 31, 2002	59,907,006	$ 59,907	$ 294	$ (445,450)	$ (385,249)

The accompanying notes are an integral part of these financial statements.

	TheAmericanWest.com
	Statements of Cash Flows

	Years ended December 31st
	2002	2001

Cash flows from operating activities
Net (loss)	$ (64,710)	$(103,731)
Depreciation and amortization	4,916	4,915
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Increase (decrease) in accounts payable	(3,843)	806
(Decrease) in other current liabilities	(295)	(624)
Net cash (used) by operating activities	(63,932)	(98,634)

Cash flows from investing activities
Checks issued in excess of cash available	(1,852)	1,852
Net cash provided (used) by investing activities)	(1,852)	1,852

Cash flows from financing activities
Loans from officer	37,333	71,559
Accrued interest payable	29,545	24,313
Net cash provided by financing activities	66,878	95,872

Net increase (decrease) in cash	1,094	(910)
Cash - beginning	186	1,096
Cash - ending	$ 1,280	$ 186

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TheAmericanWest.com Inc.

Notes to Financial Statements

Note 1 – Summary of significant accounting policies

Organization

The Company was organized on March 30, 1999 (Date of Inception) under the laws of the State of Nevada. The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

On February 10, 2003, the Company amended its articles of incorporation and increased its authorized capital from 25,000,000 shares of $0.001 par value common stock to 100,000,000 shares of $0.001 par value common stock.

Cash and cash equivalents

The Company maintains a cash balances in non-interest-bearing and interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a money market account, petty cash and in transit merchant deposits. There were cash equivalents in the amounts of $371 and $186 as of December 31, 2002 and 2001.

Impairment of long lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell. No such impairments have been identified by management at December 31, 2002 and 2001.

Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Office equipment	5 years

Website development

The website will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development.

In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus effective for the year ended December 31, 1999. During 1999, the Company capitalized $14,500 of Web site development costs and will be amortized over a useful life of 5 years.

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

TheAmericanWest.com Inc.

Notes to Financial Statements

Cost of goods sold

Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $29,374 and $55,861 in 2002 and 2001, respectively.

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising costs totaled $1,029 and $5,812 in 2002 and 2001, respectively.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002 and 2001.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

TheAmericanWest.com Inc.

Notes to Financial Statements

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

TheAmericanWest.com Inc.

Notes to Financial Statements

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $64,710 and $103,731 in 2002 and 2001, respectively. In addition, the Company’s development activities since inception have been financially sustained by debt and capital contributions from its officers, directors and shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Income taxes

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

The provision for income taxes differs from the amount computed by d> Less: Accumulated amortization (10,633)   $ 3,867

Amortization expense totaled $6,767 for the years ended December 31, 2002 and 2001.

Note 6 – Stockholders’ equity

On February 12, 2003, the Company effectuated a 6-for1 forward stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 6-for-1 forward stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

On May 5, 1999, the Company issued 9,500,000 shares of its $0.001 par value common stock to its founder for services valued at $9,500. Due to the forward split of 6-for-1, the number of shares has been retroactively restated to 57,000,000.

During May 1999, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 484,501 shares of its $0.001 par value common stock at a prices ranging from $0.03 to $1 per share for total cash of $50,700. Due to the forward split of 6-for-1, the number of shares has been retroactively restated to 2,907,006 and the prices per share ranging from $0.005 to $0.16.

Note 7 – Warrants and options

As of December 31, 2002 and 2001, there are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

John Schaffer, the Company’s president, director and majority shareholder, has loaned the Company significant working capital. The balances of $313,288 and $275,955 as of December 31, 2002 and 2001, respectively, are supported by promissory notes from the Company which bear interest at 10% per annum. Interest expense of $29,730 and $24,394 has been recorded for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the accrued interest payable is $79,669 and $50,124, respectively.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 9 – Subsequent events

On February 10, 2003, the Company amended its articles of incorporation and increased its authorized capital from 25,000,000 shares of $0.001 par value common stock to 100,000,000 shares of $0.001 par value common stock. On February 12, 2003, the Company effectuated a 6-for-1 forward stock split for all shareholders as of that date. On February 12, 2003, the Company executed a letter of intent (LOI) with WordLogic Corporation (WordLogic) a Delaware corporation, whereby WordLogic will receive 18,892,982 shares of the Company's $0.001 par value common stock and will become a wholly owned subsidiary of the Company.

TheAmericanWest.com Annual Report

Index to Exhibits

(a) The following documents are filed as a part of this report:
Independent auditor's report.
TheAmericanWest.com financial statements:
1.	Balance sheets as of December 31, 2002 and December 31, 2001
2.	Statements of operations for the fiscal years ended December 31, 2002 and December 31, 2001.
3.	Statements of stockholders' equity from inception (March 30, 1999) through December 31, 2002.
4.	Statements of cash flows for the fiscal years ended December 31, 2002 and December 31, 2001.
5.	Notes to consolidated financial statements

(b)

Exhibits

TheAmericanWest.com incorporates by reference the exhibits 3 (a) Articles of Incorporation and 3 (b) Bylaws filed with its disclosure statement on Form 10SB, as amended, December 3, 2001. On February 17, 2003 TheAmericanWest.com filed a report on Form 8-K disclosing a potential change in control of the registrant, a potential acquisition of assets, and a Letter of Intent as entered into by TheAmericanWest.com with Wordlogic Corporation. TheAmericanWest.com incorporates by reference to this Annual Report on Form 10-KSB the subject Report on Form 8-K.

Description of Exhibits

99.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.
Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheAmericanWest.com
Registrant

By: \s\ John A. Schaffer, President
John A. Schaffer, President

Date: March 28, 2003