Form 10KSB/A
period 2002-12-31
AMERICANWEST COM INC
filed 2003-04-24
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment #1

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

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Table of Contents

Part I
Description of Business	3
Description of Properties	4
Directors, Executive Officers, and Significant Employees	4
Remuneration of Directors and Officers	4
Security Ownership of Certain Beneficial Owners and Management	4
Interest of Management and Other in Certain Transactions	5
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	5
Legal Proceedings	5
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	5
Submission of Matters to a Vote of Security Holders	5
Compliance with Section 16(a) of the Exchange Act	6
Reports on Form 8-K	6
Part F/S
Financial Statements	7

Index to Exhibits	19
Description of Exhibits	19

Controls and Procedures	19
Signatures	20
Certification	21

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

None of the current or former directors of the TheAmericanWest.com have been compensated for their services; which includes three former advisors that served as directors.

Remuneration of Directors and Officers

The following list all remuneration by TheAmericanWest.com to officers and key personnel for the last fiscal year:

Name	Position	Cash	Other
John A. Schaffer	President, Director	$0	$0
Charles Frederick Brooks	Former Officer	$0	$0
Dorothy J. Cornish	Former Officer	$0	$0
Greg Hillers	Former Officer	$0	$0
Gary Ledford	Former Officer	$0	$0
Roy "Dusty" Rogers, Jr.	Former Advisor	$0	$0
Ed Beesley	Former Advisor	$0	$0
Sam Konswa	Former Advisor	$0	$0

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

Market Price of Dividends on Common Equity and Other Shareholder Matters

Market Information

As of February 13, 2003 the TheAmericanWest.com, Inc. common stock was listed on the NASDAQ Bulletin Board under the symbol "TAWS". Prior to that, the common stock was listed under the symbol “TAWI” (effective 7/10/2002). The first available quotes on the bulletin board appeared in the first quarter of 2003. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of March 28, 2003):

	High	Low
Period Ending
February 18, 2003	$0.20	$0.20
February 28, 2003	$1.01	$1.00
March 28, 2003	$0.75	$0.75

Holders

TheAmericanWest.com has 59,907,006 shares of common stock outstanding as of December 31, 2002 which were held by approximately 40 shareholders.

The 59,907,006 shares of common stock outstanding as of December 31, 2002 reflects a 6-for-1 forward stock split the Company effectuated on February 12, 2003 for all shareholders as of that date.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0%)

Valuation reserve	34.0%

Total	-%

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

Year	Amount	Expiration
1999	$140,243	2019
2000	$136,766	2020
2001	$103,731	2021
2002	$ 64,710	2022

Note 4 – Fixed assets

The Company's fixed assets at December 31, 2002 consist of the following:

Office equipment	$10,074
Less: Accumulated depreciation	(6,234)
$ 3,840

Depreciation expense totaled $2,015 for the years ended December 31, 2002 and 2001.

TheAmericanWest.com Inc.

Notes to Financial Statements

Note 5 – Website development

The Company's website development costs at December 31, 2002 consist of the following:

Website development	$14,500
Less: Accumulated amortization	(10,633)
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
Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Controls and Procedures

TheAmericanWest.com, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

TheAmericanWest.com Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheAmericanWest.com, Inc.
Registrant

By: \s\ John A. Schaffer, President
John A. Schaffer, President

Date: April 23, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TheAmericanWest.com, Inc.
Registrant

By: \s\ John A. Schaffer, President
John A. Schaffer, President and Principal Accounting Officer

Date: April 23, 2003

TheAmericanWest.com Annual Report

CERTIFICATION

I, John Schaffer, certify that:

1.

I have reviewed this annual report on Form 10-KSB of TheAmericanWest.com, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/ John Schaffer
- -----------------------------
John Schaffer
Principal Executive Officer and Principal Accounting Officer