Form 10QSB
period 2003-03-31
AMERICANWEST COM INC
filed 2003-05-21
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-32865
(Commission file number)

WordLogic Corporation
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0422023
(IRS Employer
Identification No.)

12691 Apple Valley Road
Apple Valley, California 92308
(Address of principal executive offices)

(760) 240-2401
(Issuer's telephone number)

The American West.com, Inc.
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003 - 59,907,006 shares of common stock

WordLogic Corporation (formerly The American West.com, Inc.) is a publicly traded company on the Over-The Counter Bulletin Board exchange (OTCBB) under the symbol WLGC.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

WordLogic Corporation		Quarterly Financial Report

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet	4

	Statement of Operations	5
	(First Quarter Ended March 31, 2003 and 2002)

	Statement of Cash Flows	6
	(First Quarter Ended March 31, 2003 and 2002)

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Item 7.	Controls and Procedures	10

SIGNATURES		11

CERTIFICATION		12

WordLogic Corporation		Quarterly Financial Report

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Balance Sheet
as of
March 31, 2003

and

Statements of Operations
for the Three Months Ending
March 31, 2003 and 2002

and

Cash Flows
for the Three Months Ending
March 3, 2003 and 2002

WordLogic Corporation
(formerly The American West.com, Inc.)

Balance Sheet

March 31, 2003
(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$12,437
Loans receivable	2,500
Total current assets	14,937

Property and equipment, net	3,337
Website development, net	3,142
Other assets	950

Total assets	$ 22,366

Liabilities and Stockholders' Deficit

Current liabilities:	$-

Loans payable - related parties	200,813

Total liabilities	200,813

Stockholders' Deficit:

Common stock, $0.001 par value, 100,000,000 shares authorized;
59,907,006 shares issued and outstanding	59,907
Additional paid-in capital	224,193
Retained deficit	(462,547)
Total stockholders' deficit	(178,447)

Total liabilities and stockholders' deficit	$ 22,366

The accompanying notes are an integral part of these financial statements,

WordLogic Corporation
(formerly The American West.com, Inc.)

Statements of Operations

	For the Three Months
	Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Revenue	$ 7,628	$ 8,588
Costs of goods	(4,281)	(3,718)

Gross profit	3,347	4,870

Expenses:
General and administrative	14,091	14,973

Net loss from operations	(10,744)	(10,103)

Other expenses:
Interest expense	(6,353)	(6,938)

Net (loss)	$ (17,097)	$ (17,041)

Per share data:
Basic (loss)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	59,907,006	59,907,006

The accompanying notes are an integral part of these financial statements,

WordLogic Corporation
(formerly The American West.com, Inc.)

Statements of Cash Flows

	For The Three Months
	Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$ (17,097)	$(17,041)
Adjustments to reconcile net income (loss)
to net cash provided (used) in operations:
Depreciation and amortization	1,229	1,229
Accrued interest income	6,290	6,937
Increase (Decrease) in Liabilities
(Decrease) in accounts payable and accrued expenses	(2,229)	(6,054)

Net cash (used by operating activities	(11,807)	(14,929)

Cash flows from investing activities

Net cash (used) by investing activities	-	-

Cash flows from financing activities
Proceeds from related party loans	336,355	14,929
Repayment of related party loans	(313,391)	-

Net cash provided by financing activities	22,964	14,929

Net increase (decrease) in cash	11,157	-

Beginning Balance - Cash and Cash Equivalents	1,280	-

Ending Balance - Cash and Cash Equivalents	$ 12,437	$ -

Supplemental information:
Interest paid	$ 63	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities

During the three-month period ended March 31, 2003, the Company was relieved of $223,900 of indebtedness due to certain shareholders who contributed the amounts owed them to the Company.

The accompanying notes are an integral part of these financial statements,

WordLogic Corporation

Quarterly Financial Report

Notes to Financial Statements

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2.

Accounting Policies

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. The Company depreciates its property and equipment as follows: Financial statement reporting - straight line method as follows:

Office equipment	5 years

Website development

The company adopted Emerging Issues Task Force (EITF) Issue 00-2 “Accounting for Web Site Development Costs” in 1999. The Company amortizes capitalized web site cost over a five year life.

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments at their current carrying amounts.

WordLogic Corporation

Quarterly Financial Report

Notes to Financial Statements

Revenue Recognition

The Company recognizes revenue from product sales when the products are shipped and title passes to customers.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Note 3

Related Party Loans

During the three-months ended March 31, 2003, certain minority shareholders advanced the Company $325,000. During the same period they were repaid $101,100. The shareholders waived any right that they had in the $223,900 balance due them and contributed it to the company. During the same three-month period, the Company received advances from its president totaling $11,355 and repaid him $209,789.

WordLogic Corporation

Quarterly Financial Report

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and onths ended March 31, 2003, certain minority shareholders and the Company’s president advanced the Company $325,000, and $11,355, respectively. During the same period, the Company repaid $101,100 to the minority shareholders and $209,789 to its president.

Management Plan of Operations

TheAmericanWest.com web site is functional and generating some residual revenue for the Company. Management has reduced general administrative costs by reducing labor expenditures to only that necessary to support incoming orders.

WordLogic Corporation (formerly The American West.com, Inc.) is finalizing and preparing to close on an agreement to acquire WordLogic Corporation. The company has made the name change to WordLogic Corporation as of April 07, 2003 in anticipation of closing the acquisition.

WordLogic Corporation (formerly The American West.com, Inc.) does not expect to divert significant resources to the continued operation of the website upon completion of the acquisition. The focus will likely be entirely on the business plan of WordLogic Corporation. Word Logic Corporation markets a text entry software solution for a variety of personal data and communications devices.

WordLogic Corporation

Quarterly Financial Report

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

WordLogic Corporation includes herewith the following exhibits:

Number	Description
3.1	Certificate of Amendment to Articles of Incorporation
- Change in Name of Corporation, as filed April 7, 2003
with Secretary of State, State of Nevada
99.1	Certification of Chief Executive Officer and Principal Accounting Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On February 17, 2003 TheAmericanWest.com filed a report on Form 8-K disclosing a potential change in control of the registrant, a potential acquisition of assets, and a Letter of Intent as entered into by TheAmericanWest.com with WordLogic Corporation. TheAmericanWest.com incorporates by reference the subject Report on Form 8-K.

Item 7. Controls and Procedures

WordLogic Corporation management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

WordLogic Corporation

Quarterly Financial Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation
Registrant

By: \s\ John A. Schaffer, President
John A. Schaffer, President

Date:May 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WordLogic Corporation
Registrant

By: \s\ John A. Schaffer, President
John A. Schaffer, President and Principal Accounting Officer

Date: May 20, 2003

WordLogic Corporation

Quarterly Financial Report

CERTIFICATION

I, John Schaffer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of WordLogic Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ John Schaffer
- -----------------------------
John Schaffer
Principal Executive Officer and Principal Accounting Officer