Form 10QSB
period 2003-06-30
AMERICANWEST COM INC
filed 2003-08-21
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-32865
(Commission file number)

WordLogic Corporation
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0422023
(IRS Employer
Identification No.)

650 West Georgia Street, Suite 2400
Vancouver, British Columbia, Canada V6B 4N7
(Address of principal executive offices)

(604) 257-3600
(Issuer's telephone number)

TheAmericanWest.com Inc.
12691 Apple Valley Road
Apple Valley, California 92308
(760) 240-2401
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2003 - 21,963,664 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

WORDLOGIC CORPORATION

(Formerly, TheAmericanWest.com Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet	3

	Condensed Consolidated Statements of Operations, three and six months
	ended June 30, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows, six months ended
	June 30, 2003 and 2002 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Item 3.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

CERTIFICATION		12

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Condensed Consolidated Balance Sheet
(Unaudited)
June 30, 2003

Assets

Current assets:
Cash	$1,183
Receivables	10,024
Total current assets	11,207

Receivables due from related parties (Note 2)	10,828
Property and equipment, net	19,810
Equipment under capital lease, net	8,537
$ 50,382

Liabilities and Stockholders' Deficit

Current liabilities:
Current maturities on capital lease obligation	$8,862
Accounts payable and accrued liabilities	388,814
Indebtedness to related party (Note 2)	39,227
Notes payable to related party (Note 2)	351,197
Accrued interest payable to related parties (Note 2)	71,799
Accrued interest payable, other (Note 3)	2,040
Total current liabilities	861,939

Long-term debt:
Notes payable (Note 3)	149,908
Capital lease obligation, less current maturities	1,479
Total liabilities	1,013,326

Stockholders' deficit (Note 4):
Preferred stock	-
Common stock	21,924
Additional paid-in capital	1,299,770
Retained deficit	(2,153,071)
Cumulative translation adjustment	(131,171)
Total shareholders' deficit	(962,944)

$ 50,382

The accompanying notes are an integral part of these condensed financial statements.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$976	$ 11,126	$8,604	$ 19,714
Cost of goods sold	-	8,341	4,281	12,059
Gross profit	976	2,785	4,323	7,655

Operating expenses:
Selling, general and administrative	33,286	9,573	47,377	24,546
Research and development	3,077	-	3,077	-

Total operating expenses	36,363	9,573	50,454	24,546

Loss from operations	(35,874)	(6,788)	(46,131)	(16,891)

Interest expense:
Related parties (Note 2)	(2,197)	-	(2,197)	-
Other	(1,290)	(7,332)	(7,764)	(14,270)

Loss before income taxes	(38,874)	(14,120)	(55,971)	(31,161)

Income tax provision (Note 4)	-	-	-	-

Net loss	$ (38,874)	$ (14,120)	$ (55,971)	$ (31,161)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted average
common shares outstanding	19,881,143	9,984,501	19,371,191	9,984,501

The accompanying notes are an integral part of these condensed financial statements.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002

Net cash used in operating activities	$ (46,981)	$ (21,317)

Cash flows from financing activities:
Proceeds from related party advances	336,355	21,317
Repayment of related party advances	(351,270)	-
Repayments on capital lease obligation	(482)	-
Proceeds from the issuance of promissory notes	68,328	-
Net cash provided by financing activities	52,931	21,317

Effect of exchange rate changes on cash	4,781	-

Net change in cash	(97)	-

Cash, beginning of period	$ 1,280	$ 186

Cash, end of period	$ 1,183	$ 186

Supplemental disclosure of cash flow information:
Income taxes	$ -	$ -
Interest	$ 63	$ -

The accompanying notes are an integral part of these condensed financial statements.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Notes to Condensed Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2002, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

On March 11, 2003, TheAmericanWest.com, Inc. (“TAW”) entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation, a Delaware corporation (“WLDE”). The primary business of WLDE is the development and commercialization of data entry software for handheld computing devices. The parties closed the Agreement on May 27, 2003 (see Note 6).

Note 2 - Related Party Transactions

During the six months ended June 30, 2003, certain shareholders advanced the Company $325,000 of which the Company repaid $141,481. The shareholders subsequently forgave $223,900 owed by the Company as part of the merger and the balance was reclassified to “additional paid-in capital”.

During the six months ended June 30, 2003, the Company received $11,355 in working capital advances from its president, and repaid a total of $209,789.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $9,501 and $-0- for the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, principal owed on promissory notes owed to shareholders’ notes totaled $351,197. Interest expense totaled $2,197 and $-0- for the six months ended June 30, 2003 and 2002, respectively. Accrued interest payable totaled $71,799 at June 30, 2003. The promissory notes are due on demand.

Note 3 - Long-Term Debt

The Company has issued promissory notes to an individual in exchange for proceeds totaling $149,908. The notes carry an eight percent interest rate and mature on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. Accrued interest payable on the notes totaled 2,040 at June 30, 2003.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Notes to Condensed Financial Statements
(Unaudited)

Note 4 - Shareholders’ Equity

Following is a schedule of changes in shareholders’ deficit for the six months ended June 30, 2003:

				Additional		Cumulative
		Common stock		Paid-In	Retained	Translation
		Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, January 1, 2003		18,801,818	$ 18,802	$ 1,289,947	$ (1,912,899)	$ 3,806	$ (600,344)

Options exercised		210,774	211	11,596	-	-	11,807
Stock issued in exchange for
services ($.28/share)		4,066	4	1,134	-	-	1,138
Merger with TAW (Note 6)	.	2,907,006	2,907	(2,907)	-	-	-
Comprehensive loss:
Net loss	.	-	-	-	(240,172)	-	(240,172)
Cumulative translation adj		-	-	-	-	(135,373)	(135,373)
Comprehensive loss		-	-	-	-	-	(375,545)
Balance, June 30, 2003		21,923,664	$ 21,924	$ 1,299,770	$ (2,153,071)	$ (131,567)	$ (962,944)

Note 5 - Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6 - Merger and Change in Control

On May 27, 2003, the Company issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WLDE, and the two companies merged. This merger has been treated as a recapitalization of WLDE, with the Company the legal surviving entity. Since the Company had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WLDE’s common stock for the Company’s net assets.

In connection with the closing of the Agreement, the Company changed its name to “WordLogic Corporation (formerly TheAmericanWest.com, Inc.)” and changed its OTCBB symbol under which its common stock trades on the Over-The-Counter Bulletin Board to “WLGC”. The Company’s current directors resigned their positions and executive officers of WLDE were appointed to fill the vacancies created by the resignations, which resulted in a change in control.

At closing (1) certain shareholders of the Company agreed to cancel an aggregate of 57,000,000 shares of common stock, representing approximately 95.14 percent of the Company’s 59,907,006 common shares currently outstanding, leaving a total of 2,907,006 common shares outstanding, and (2) the Company issued 19,016,658 newly issued, restricted common shares to the shareholders of WLDE. Following the closing, the Company remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WLDE own approximately 86.74 percent.

The following unaudited pro forma condensed statements of operations give effect to the merger as if it had occurred at the beginning of the periods presented. The unaudited pro forma condensed statements of operations are not necessarily indicative of results of operations had the merger occurred at the beginning of the periods presented nor of results to be expected in the future.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Notes to Condensed Financial Statements
(Unaudited)

PRO FORMA CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2003 (TAW)
For the Nine Months Ended June 30, 2003 (WLDE)
Unaudited

	The American		Pro Forma
	West.com, Inc.	WordLogic	Adjustments		Combined
Sales and revenues	$ 7,628	$ 11,571	$ (7,628)	A	$ 11,571
Cost of sales	(4,281)	-	4,281	A	-
Operating expenses	(30,373)	(228,494)	30,373	A	(228,494)
Non-operating expenses	-	(23,249)	-		(23,249)
Net loss	. $ (27,026)	$ (240,172)	$ 27,026		$ (240,172)

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)			$ (0.01)
Basic and diluted common shares
outstanding	59,907,006	18,886,690	(57,000,000)	B	21,793,696

Pro forma adjustments – 2003 Statement of Operations

A.	To remove the operations related to the assets disposed as part of the merger;
B.	To record the shares cancelled as part of the merger.

PRO FORMA CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002 (TAW)
For the Year Ended September 30, 2002 (WLDE)
Unaudited

	The American		Pro Forma
	West.com, Inc.	WordLogic	Adjustments		Combined
Salesand revenues	$ 39,077	$ 15,420	$ (39,077)	A	$ 15,420
Cost of sales	(29,374)	-	29,374	A	-
Operating expenses	(44,683)	(373,587)	44,683	A	(373,587)
Non-operating expenses	(29,730)	(44,507)	29,730	A	(44,507)
Net loss	. $ (64,710)	$ (402,674)	$ 64,710		$ (402,674)

Net loss per share - basic and diluted	$ (0.00)	$ (0.02)			$ (0.02)
Basic and diluted common shares
outstanding	59,907,006	18,020,871	(57,000,000)	B	20,927,877

Pro forma adjustments – 2002 Statement of Operations

A.	To remove the operations related to the assets disposed as part of the merger;
B.	To record the shares cancelled as part of the merger.

The unaudited pro forma condensed financial information does not show any adjustments for a change in the income tax benefit as the total pro forma benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Management Discussion

WordLogic Corporation (formerly The American West.com, Inc.) began operations in the Spring of 1999. The company was an Internet based company whose primary business was to facilitate business-to-business and business-to-consumer sales and person-to-person (auction) trading of clothing, furnishings, accessories, art, memorabilia, travel/entertainment packages, and all other goods and services with an American Old West theme.

Pursuant to an Agreement and Plan of Merger dated as of March 11, 2003; the Company entered into such Agreement and Plan of Merger to merge with and acquire the assets of WordLogic Corporation, a Delaware corporation.

In anticipation of Closing of the Agreement, the Company changed its name to "WordLogic Corporation" and changed the OTCBB symbol under which the Company's common stock trades on the Over-The-Counter Bulletin Board. Our common stock now trades on the Over-the-Counter Bulletin Board under the OTCBB symbol "WLGC".

The closing of the Agreement occurred on May 27, 2003.

WordLogic Corporation, based out of Vancouver, British Columbia is a developer of predictive text-entry software.

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2002

The net loss of $14,120 is comprised of loss from operations of $6,788 interest expenses of $7,332.

Net cash used in operating activities during this period was $9,573.
Revenues during this period were $11,126 and cost of goods sold totaled $8,341.

Results of Operations for the Six-Months Ended June 30, 2003

The majority of the net loss of $38,874 for the six-month period ending June 30, 2003 was primarily due to loss from operations of $35,874. Total revenues for the period were $976.

Liquidity and Capital Resources

During the six month period ended June 30, 2003 the Company's cash position decreased by $97. Net cash used in operating activities totaled $46,981 and $52,931was provided through financing activities. During the six month period ending June 30, 2002 the Company's cash position remained static. Financing activities provided $21,317, against net cash used in operating activities of $21,317.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Management Plan of Operations

The WordLogic Predictive Keyboard is simple to learn and a very efficient method of text entry for computing and communications devices, especially mobile devices that are limited in screen dimensions. The system is intended to be compact and compressible allowing it to operate effectively in small handheld devices such as Personal Digital Assistants (PDA’s), cell phones, smart phones, tablet computers as well as other touch screen devices.

WordLogic presently markets its software in seven languages to consumers online using a commerce engine powered by Handango, Inc.

The Issuer’s growth plan is to continue to license its technology to OEM’s and other software developers in return for a royalty based on the number of units sold. In addition, the Company will continue to market its product to end users via its commerce engine and/or direct marketing programs. There are numerous vertical market opportunities for the Company in terms of industry-specific applications, the learning disabled market, customized dictionaries and the use of the WordLogic technology by other software developers.

The Company is presently developing version 4.1 of its software for planned release in Q4 of 2003. The Company will seek a large financial partner to implement an aggressive marketing and development campaign for distribution and product recognition.

Patents & Trademarks

Patent applications have been filed for “Method, system and media for entering data in a personal computing device” in the United States, Canada and Europe.

On June 4, 2003 European Patent No. 1171813 entitled "Data Entry for Personal Computing Devices" was granted to the Company by the European Patent Office. This Patent is presently being nationalized in the majority of large European countries.

Additional patents are pending in the United States and Canada.

Trademark applications have been filed in the United States for the mark “WordLogic” and is pending. A similar trademark application has been approved and now registered under TMA576,700 in Canada.

Material Contracts

On November 15, 2001, the Company entered into an agreement (“Software Agreement”) with Handango, Inc. (“Handango”) granting Handango a non-exclusive license to sell and deliver the Company’s software via channels over the Internet through Handango’s website, www.handango.com. In addition, the Company entered into Addendum One to the Software Agreement and on March 1, 2002, Amendment One to Addendum One was entered into. Under the terms of Addendum One and Amendment One, the Company will receive 50% of the revenues of its software sales made through Handango.com. The Software Agreement automatically renews each year unless terminated in writing by either party at least 60 days prior to the annual anniversary date.

Item 3. Controls and Procedures

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

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2002, the Company filed a Copyright infringement claim against Hewlett-Packard Company (“HP”) in the United States District Court for the Northern District of California, San Jose Division.

In March 2002, HP was granted a license to distribute a trial version of the WordLogic Predictive Keyboard. HP inappropriately distributed the fully enabled version to hundreds of thousands of customers. The lawsuit alleged Copyright infringement, but also included claims against HP under California State law for conversion and violation of California's Unfair Business Practices Act. HP initially challenged WordLogic's right to bring the claims based upon State law under the doctrine of federal preemption, a rule of law that prevents claims based upon State law that conflict with the U.S. Copyright Act. However, shortly thereafter, HP also argued that even the Copyright Act should not apply to thousands of sales that were made to consumers in foreign countries. WordLogic responded by amending its complaint to reassert its State law claims, because it was evident that HP was advancing inconsistent positions by contending on the one hand that the State law claims were preempted, while at the same time, HP was arguing that the federal Copyright Act (which was the basis for the preemption claim) would not apply. HP renewed a motion against a claim in the amended complaint that was based upon the California Unfair Business Practices Act. However, on August 11, 2003, Judge Jeremy Fogel of the Northern District of California announced that he is denying HP's motion to dismiss that claim. Accordingly, the case will proceed into the discovery phase under WordLogic's claims for Copyright Infringement, Conversion, Misappropriation, Unfair Business Practices, and Unjust Enrichment.

Item 2. Change in Securities and Use of Proceeds

On May 27, 2003, the Company issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WLDE, and the two companies merged. This merger has been treated as a recapitalization of WLDE, with the Company the legal surviving entity. Since the Company had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WLDE’s common stock for the Company’s net assets.

At closing (1) certain shareholders of the Company agreed to cancel an aggregate of 57,000,000 shares of common stock, representing approximately 95.14 percent of the Company’s 59,907,006 common shares currently outstanding, leaving a total of 2,907,006 common shares outstanding, and (2) the Company issued 19,016,658 newly issued, restricted common shares to the shareholders of WLDE. Following the closing, the Company remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WLDE own approximately 86.74 percent.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Item 6. Exhibits and Reports on Form 8-K

Exhibits

WordLogic Corporation includes herewith the following exhibits:

99.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

WordLogic Corporation filed, on August 4, 2003, with the Securities and Exchange Commission a Report on Form 8-K, as amended, pursuant to Change in Control of Registrant and Acquisition or Disposition of Assets.

WordLogic Corporation filed, on May 21, 2003, with the Securities and Exchange Commission a Report on Form 8-K, pursuant to Change in Certifying Accountant.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation
By: /s/ Frank R. Evanshen, President
Frank R. Evanshen, President
Principal Executive Officer

Date: August 18, 2003

By: /s/ T. Allen Rose, CFO
T. Allen Rose, Chief Financial Officer
Principal Accounting Officer

Date: August 18, 2003

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

CERTIFICATION

I, Frank R. Evanshen, certify that:

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

Date: August 18, 2003

/s/ Frank R. Evanshen
- -----------------------------
Frank R. Evanshen
Principal Executive Officer

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

CERTIFICATION

I, T. Allen Rose, certify that:

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

Date: August 18, 2003

/s/ T. Allen Rose
- -----------------------------
T. Allen Rose
Principal Accounting Officer