Form 10QSB
period 2003-09-30
WORDLOGIC CORP
filed 2003-11-17
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2003 - 21,923,664 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

WORDLOGIC CORPORATION

(Formerly, TheAmericanWest.com Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet	3

	Condensed Consolidated Statements of Operations, three and nine months
	ended September 30, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows, nine months ended
	September 30, 2003 and 2002 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		11

CERTIFICATION		12

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2003

	Assets

Current assets:
Cash		$16,062
Receivables		6,615
Total current assets		22,677

Receivables due from related parties (Note 2)		11,523
Property and equipment, net		17,903
Equipment under capital lease, net		7,588
		$ 59,691

	Liabilities and Stockholders' Deficit

Current liabilities:
Current maturities on capital lease obligation		$8,208
Accounts payable and accrued liabilities		369,482
Indebtedness to related party (Note 2)		36,628
Notes payable to related party (Note 2)		242,118
Accrued interest payable to related parties (Note 2)		78,461
Accrued interest payable, other (Note 3)		7,949
Total current liabilities		742,846

Long-term debt:
Notes payable (Note 3)		390,984
Total liabilities		1,133,830

Stockholders' deficit (Note 4):
Preferred stock		-
Common stock		21,924
Additional paid-in capital		1,299,770
Retained deficit		(2,210,902)
Cumulative translation adjustment		(184,931)
Total shareholders' deficit		(1,074,139)

		$ 59,691

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue	$2,735	$9,309	$8,812	$29,022
Cost of goods sold	-	8,116	4,281	20,174
Gross profit	2,735	1,193	4,531	8,848

Operating expenses:
Selling, general and administrative	36,047	12,485	83,424	37,304
Research and development	16,168	-	19,245	-

Total operating expenses	52,215	12,485	102,669	37,304

Loss from operations	(49,480)	(11,292)	(98,138)	(28,456)

Interest expense:
Related parties (Note 2)	(4,266)	-	(6,463)	-
Other	(1,558)	(7,562)	(9,201)	(21,832)

Loss before income taxes	(55,304)	(18,854)	(113,802)	(50,288)

Income tax provision (Note 5)	-	-	-	-

Net loss	$ (55,304)	$ (18,854)	$ (113,802)	$ (50,288)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	21,923,664	9,984,501	20,222,015	9,984,501

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Net cash used in operating activities	$ (189,883)	$ (31,014)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	336,355	31,014
Repayment of related party advances (Note 2)	(460,349)	-
Payments on capital lease obligation	(2,615)	-
Proceeds from the issuance of promissory note (Note 3)	390,984	-
Net cash provided by financing activities	264,375	31,014

Effect of exchange rate changes on cash	(48,187)	-

Net change in cash	14,782	-

Cash, beginning of period	$ 1,280	$ 186

Cash, end of period	$ 16,062	$ 186

Supplemental disclosure of cash flow information:
Income taxes	$ -	$ -
Interest	$ 63	$ -

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Notes to Condensed Consolidated Financial Statements
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

Note 2 - Related Party Transactions

During the three months ended March 31, 2003, certain shareholders advanced the Company $325,000 of which the Company repaid $141,481. The shareholders subsequently forgave $223,900 owed by the Company as part of the merger and the balance was reclassified to “additional paid-in capital”.

During the nine months ended September 30, 2003, the Company received $11,355 in working capital advances from its officers, and repaid a total of $216,690, which decreased the balance owed to one officer (its president) to $36,628 at September 30, 2003. The balance is included in the accompanying condensed, consolidated financial statements as “Indebtedness to Related Party”.

During the nine months ended September 30, 2003, the Company received $30,587 in proceeds from shareholder notes, and repaid a total of $102,178, which decreased the balance of shareholder promissory notes to $242,118 at September 30, 2003. The balance is included in the accompanying condensed, consolidated financial statements as “Notes Payable to Related Parties”. The promissory notes carry a ten percent interest rate. Accrued interest on the notes totaled $78,461 at September 30, 2003. The promissory notes are due on demand.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $22,770 and $-0- for the nine months ended September 30, 2003 and 2002, respectively.

Note 3 - Long-Term Debt

The Company has issued convertible promissory notes to an individual in exchange for proceeds totaling $390,984 during the nine months ended September 30, 2003. The notes carry an eight percent interest rate and mature on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. Accrued interest payable on the notes totaled $7,949 at September 30, 2003.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Shareholders’ Equity

Following is a schedule of changes in shareholders’ deficit for the nine months ended September 30, 2003:

			Additional		Cumulative
	Common stock		Paid-In	Retained	Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, January 1, 2003	18,801,818	$ 18,802	$ 1,289,947	$ (1,912,899)	$ 3,806	$ (600,344)

Options exercised	210,774	211	11,596	-	-	11,807
Stock issued in exchange for
services ($.28/share)	4,066	4	1,134	-	-	1,138
Merger with TAW (Note 6)	2,907,006	2,907	(2,907)	(184,201)	-	(184,201)
Comprehensive loss:
Net loss	-	-	-	(113,802)	-	(113,802)
Cumulative translation adj	-	-	-	-	(188,737)	(188,737)
Comprehensive loss	-	-	-	-	-	(302,539)
Balance, September 30, 2003	21,923,664	$ 21,924	$ 1,299,770	$ (2,210,902)	$ (184,931)	$ (1,074,139)

Note 5 - Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

The required unaudited pro forma financial information disclosures related to the merger have been filed as part of the Company's June 30, 2003 Form 10-QSB.

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

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2003

The Company reports a net loss of $55,304 for the 3-months ended September 30, 2003 or a $0.00 loss per share versus a net loss of $18,854 for the 3-months ended September 30, 2002 or a $0.00 loss per share.

The net loss for the 3-months ended September 30, 2003 of $55,304 is comprised of loss from operations of $49,480 and interest expenses of $5,824. The comparative net loss for the 3-months ended September 30, 2002 of $18,854 is comprised of loss from operations of $11,292 and interest expenses of $7,562.

Revenues during this period were $2,735 vs $9,309 for the comparative prior period.

The differences in the comparative figures reflect the change in business as a result of the merger noted above.

Results of Operations for the Nine-Months Ended June 30, 2003

The Company reports a net loss of $113,802 for the 9-months ended September 30, 2003 or a $0.01 loss per share versus a net loss of $50,288 for the 9-months ended September 30, 2002 or a $0.01 loss per share.

The net loss for the 9-months ended September 30, 2003 of $113,802 is comprised of loss from operations of $98,138 and interest expenses of $15,664. The comparative net loss for the 9-months ended September 30, 2002 of $50,288 is comprised of loss from operations of $28,456 and interest expenses of $21,832.

Revenues during this period were $8,812 vs $29,022 for the comparative prior period.

The differences in the comparative figures reflect the change in business as a result of the merger noted above.

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

Liquidity and Capital Resources

During the nine month period ended September 30, 2003 the Company's cash position increased by $14,782. Net cash used in operating activities totaled $189,883 and $264,375 was provided through financing activities. $48,187 was used through currency fluctuations as a result in the strengthening of the Canadian dollar, the domestic currency of the Company’s costs of operations During the nine month period ending September 30, 2002 the Company's cash position remained static. Financing activities provided $31,014 against net cash used in operating activities of $31,014.

The Company has incurred losses since inception and as at September 30, 2003 has a working capital deficiency of $720,169 and a capital deficit of $1,074,139. The Company requires additional funds to implement it business plan, finalize the development of its products and expand its marketing program. Management is actively seeking additional financing and while it has successfully done this in the past, there is no assurance that it will continue to be able to do so in the future. These matters raise doubt about the Company’s ability to continue as a going concern. Its financial statements do not include adjustments that would be required should the Company be unable to continue as a going concern.

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

The Issuer’s growth plan is to continue to license its technology to OEM’s and other software developers in return for a royalty based on the number of units sold. In addition, the Company will continue to market its product to end users via its commerce engine and/or direct marketing programs. There are numerous vertical market opportunities for the Company in terms of industry-specific applications, the learning disabled market, customized dictionaries and the use of the WordLogic technology by other software developers The Company is presently developing version 4.1 of its software for beta release in Q4 of 2003.

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

WORDLOGIC CORPORATION
(Formerly, TheAmericanWest.com Inc.)

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

Date: November 13, 2003

By: /s/ Frank R. Evanshen, President
Frank R. Evanshen, President
Principal Executive Officer

Date: November 13, 2003

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

Date: November 13, 2003

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

Date: November 13, 2003

/s/ T. Allen Rose
- -----------------------------
T. Allen Rose
Principal Accounting Officer