Form 10KSB
period 2003-12-31
WORDLOGIC CORP
filed 2004-04-02
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 000-32865

WORDLOGIC CORPORATION
(Name of small business issuer as specified in its charter)

650 West Georgia Street, Suite 2400
Vancouver, British Columbia, Canada V6B 4N7
(604) 257-3660

(Address of principal executive office & telephone number)
Nevada

(State of incorporation)
88-0422023

(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X] Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for the most recent fiscal year: $15,568

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $1.50 at March 01, 2004 is $21,528,913

The number of shares outstanding of WordLogic Corporation common stock is 21,923,663 as of December 31, 2003.

Documents Incorporated by Reference

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference within any part of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

WordLogic Corporation

Annual Report

Table of Contents

Part I
Description of Business	3
Description of Property	6
Directors, Executive Officers, and Significant Employees	6
Remuneration of Directors and Officers	8
Security Ownership of Management and Certain Securityholders	9
Interest of Management and Others in Certain Transactions	9
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	10
Legal Proceedings	12
Changes In and Disagreements With Accountants	12
Submission of Matters to a Vote of Security Holders	12
Compliance with Section 16(a) of the Exchange Act	12
Reports on Form 8-K	13
Part F/S
Financial Statements	14
Part III
Index to Exhibits	28
Description of Exhibits	28

Controls and Procedures	29
Signatures	30
Certification	31

WordLogic Corporation.

Description of Business

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the Company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the Company’s products.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

General

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

Pursuant to an Agreement and Plan of Merger dated as of March 11, 2003; the company entered into such agreement to merge with and acquire the assets of WordLogic Corporation, a Delaware corporation.

In anticipation of closing of the Agreement and Plan of Merger, the company changed its name from “The American West.com, Inc.” to “WordLogic Corporation" and changed the symbol under which the company's common stock trades on the Over-The-Counter Bulletin Board. Our common stock now trades on the Over-the-Counter Bulletin Board under the OTCBB symbol "WLGC". The closing of the Agreement occurred on May 27, 2003.

The Company has one wholly-owned subsidiary, 602531 British Columbia that was incorporated under the laws of British Columbia on March 2, 2000. This subsidiary holds WordLogic Corporation’s intellectual property including its patents and trademarks.

The Company has authorized 25,000,000 shares of common stock, par value $.001 At December 31, 2003 21,923,663 shares of common stock were issued and outstanding.

The Company has a December 31st fiscal year end.

Description of Business

WordLogic Corporation is based in Vancouver, Canada specializing in the research, development, marketing, licensing and sale of its intellectual property including the WordLogic™ Predictive Keyboard, one patent for "Data Entry for Personal Computing Devices" and five additional pending patents.

The WordLogic™ Predictive Keyboard is unique and intuitive information interface for use on computing and communications devices, especially mobile devices that are limited in screen dimensions. The software is compact and compressible allowing it to operate effectively in small handheld devices such as Personal Digital Assistants (PDA’s), cell phones, smart phones, tablet computers as well as other touch screen devices.

The WordLogic™ Predictive Keyboard has the ability to learn and adapt to a user’s vocabulary, which makes information entry more efficient each time it is used. Its patented word prediction and WordChunking™ technology allows for fast and accurate word completion especially for long or complex words and phrases.

WordLogic Corporation.

The Company presently markets its software in seven languages to consumers using an online commerce engine powered by Handango, Inc. In addition, the Company has trial versions of it’s software available on a number of international websites and has a partnering agreement with Dell Inc. that includes trial versions of the WordLogic™ Predictive Keyboard with every Axim™ Handheld PDA Dell Inc. ships worldwide. By offering trial versions of the WordLogic™ Predictive Keyboard to end-users, the awareness and recognition of the product is increased and future revenue streams are generated.

During the year, the Company obtained its’ first corporate licensing agreement with a large regional utility company and has secured a number of smaller ones. In addition, the Company secured its’ first reseller based in Europe and, in addition to Handango.com, has added 4 other internet-based resellers of the WordLogic™ Predictive Keyboard. The Company also licenses its technology to OEM’s and other software developers in return for a royalty based on the number of units sold and will continue to market its product to end users via its commerce engine and/or direct marketing programs. There are also numerous vertical market opportunities for the Company in terms of industry-specific applications, the learning disabled market, customized dictionaries and the use of the WordLogic technology by other software developers.

On March 4, 2004, the Company’s first Patent was granted (see below). As it’s patent portfolio of five additional patents becomes crystallized, the Company will claim royalty rights from any software applications, operating systems or handheld wireless devices that infringe upon existing or future patents. These patents will provide the foundation for Company’s expandable technology and will provide a broad coverage and a commercial pathway to increase revenue streams through the enforcement of intellectual property rights.

The Company released version 4.1 of its software in March 2004.

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2003 the Company experienced a net loss of $741,148 primarily comprised of selling, general and administrative expenses of $311,674, research and development costs of $133,847, stock-based compensation costs of $202,358, rent expense of $65,773 and interest of 43,064. For the prior fiscal year 2002, the Company experienced a net loss of $741,148 where of selling, general and administrative expenses were $198,474, research and development costs were $82,371, stock-based compensation was $0, rent was $92,742 and interest was $44,819.

The increase in selling, general and administrative expenses of $113,200 is due primarily to an increase in marketing expenses. Research and development costs increased $51,476 as a result of the legal costs associated with the Company’s patents. Rent expense decreased $26,969 a result of a rent-free period that was negotiated when the lease was renewed on the premises the Company occupies. Interest expense remained relatively constant.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2003 financing activities provided the Company $640,162 in cash, primarily from funds received under a convertible promissory note of $582,616. Advances to and from related parties provided $52,777 in cash and the proceeds from stock options exercised provided $12,276 in cash. $366,917 was used in operating activities and $1,002 was used in investing activities, while exchange rates on cash and cash equivalents used $270,371 due to the strengthening of Canadian currency versus U.S. currency during the year. The resultant overall net increase in cash and cash equivalents was $1,871; where the beginning balance for the fiscal period was $1,879, the resultant balance for the period was $3,750.

For the fiscal year 2002, an overall net increase in cash and cash equivalents of $1,014 was due to net cash used in operating activities of $263,768, net cash provided by financing activities of $297,831 and cash used in investing activities of $10,400.

WordLogic Corporation.

WordLogic has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

Patents & Trademarks

Six individual Patent applications have been filed for “Method, system and media for entering data in a personal computing device” in the United States, Canada and Europe.

On March 4, 2004 European Patent No. 1171813 entitled "Data Entry for Personal Computing Devices" was granted to the Company by the European Patent Office. There are over 7,000 claims allowed under the Patent which are directed to methods and systems for entering data on a personal computing device using a search list, a digital keyboard and a pointing device. Examples of “Pointing Devices” are provided for illustration in the Patent specifications and include a pen, stylus, finger, mouse, trackball or the like. The Patent also indicates that the invention may be used with a variety of “personal computing devices” including personal digital assistants (“PDAs”) and other hand-held devices, personal computers including tablets, mobile phones, internet appliances and embedded devices having a graphical display and an input interface using a Pointing Device. In addition, the Patent states the invention may be applied to several different types of digital keyboards and keyboard layouts including traditional keyboards.

In the methods and systems claimed, a digital keyboard is displayed on a user interface when a user is entering text. The user-input signal activates an automated search to obtain a list of complete words based on a partial text entry, and then a search list is provided containing completion candidates for the user to select from. Although not specifically defined in the Patent, this process is commonly known as “word completion” or “word prediction”. Preferred embodiments in the Patent include the activation of automated search when a character on the digital keyboard remains selected by the Pointing Device; the automated search is terminated when the Pointing Device is lifted from the surface of the digital keyboard; and the digital keyboard and the search list are displayed simultaneously while the keyboard is in use.

European Patent No. 1171813 has also been nationalized in Germany, France, The United Kingdom, Italy Finland, Spain, The Netherlands and Portugal.

The other five additional patents are pending in the United States, Canada and Europe.

On October 21, 2003 The Company received Trademark approval for the mark “WordLogic” under Reg. No. 2,774,468 pending. A similar trademark application has been approved and registered in Canada under TMA576,700.

Employees

WordLogic Corporation currently has three officers, two are engaged by management or consulting contracts and the third is employed at will.

WordLogic Corporation.

Description of Property

Office facilities

WordLogic Corporation rents office space from an affiliate on a month-to-month basis. Monthly rent payments vary based on the amount of office space utilized by the Company. For 2003, the rental expense for the 3,000 square feet the Company occupies was $65,773 (2002 - $92,742) including the Company’s proportionate share of utilities, property taxes and common area maintenance costs.

Property and equipment

Property and equipment consisted of the following at December 31, 2003:

	Office equipment	$2,444
	Computer equipment	53,198
	Computer software	2,280
	Furniture and fixtures	9,659
		67,581
	Less: accumulated depreciation	(50,255)

		$17,236

Equipment Under Capital Lease
Equipment under Capital Lease consisted of the following at December 31, 2003:
	Computer equipment	$20,488
	Less: accumulated depreciation	(13,532)

		$6,956

Patents

On March 4, 2004 European Patent No. 1171813 entitled "Data Entry for Personal Computing Devices" was granted to the Company by the European Patent Office.

Directors, Executive Officers, and Significant Employees
The following information sets forth the names of the officers and directors of WordLogic Corporation

NAME	POSITION	TENURE
Frank R. Evanshen	President and CEO	May 27, 2003 to present
650 West Georgia Street, Suite 2400	Director
Vancouver, B. C., Canada V6B 4N7
T. Allen Rose	Chief Financial Officer	May 27, 2003 to present
650 West Georgia Street, Suite 2400	Director
Vancouver, B. C., Canada V6B 4N7
Mark Dostie	Chief Technology Officer	May 27, 2003 to present
650 West Georgia Street, Suite 2400
Vancouver, B. C., Canada V6B 4N7

WordLogic Corporation.

Frank R. Evanshen serves as President, Chief Executive Officer and a Director of WordLogic Corporation. Mr. Evanshen was appointed President, CEO and Director on May 27, 2003, upon closing of the Agreement and Plan of Merger between WordLogic Corporation and The American West.com, Inc. Mr. Evanshen has been a venture capitalist and merchant banker for over 25 years and has extensive experience in raising capital for private and public ventures.

Employment History
Employer	Title	Dates of Position
WordLogic Corporation	President, CEO and Director	May 27, 2003 to present
WordLogic Corporation – pre merger	President, CEO and Director	October 2001 to May 27, 2003
MCC Meridian Capital Corp.	President, CEO and Director	October 1997 to present
Education	Location	Date
Bachelor of Arts	Loyola College, Montreal, PQ	1970

T. Allen Rose serves as Chief Financial Officer and a Director of WordLogic Corporation. Mr. Rose was appointed CFO and Director on May 27, 2003, upon closing of the Agreement and Plan of Merger between WordLogic Corporation and The American West.com, Inc. Mr. Rose is a Chartered Accountant and has been in senior financial management for numerous private and public companies since 1983.

Employment History
Employer	Title	Dates of Position
WordLogic Corporation	CFO and Director	May 27, 2003 to present
WordLogic Corporation – pre merger	CFO and Director	October 2001 to May 27, 2003
Self-Employed	Financial Consultant	October 2000 to October 2001
Boston Pizza International	CFO	January 2000 to October 2000
Priority Management Systems Inc.	VP Operations & Finance	January 1998 to December 1999
Education	Location	Date
Chartered Accountant	Ontario, Canada	December 1983
BComm. – Finance & Accounting	McMaster University, Hamilton, ON	May 1979

Mark Dostie serves as Chief Technology Officer of WordLogic Corporation. Mr. Dostie has previously held numerous positions managing and directing the application of software technologies.

Employment History
Employer	Title	Dates of Position
WordLogic Corporation	Chief Technology Officer	May 27, 2003 to present
WordLogic Corporation – pre merger	Chief Technology Officer	May 2000 to May 27, 2003
eMediaIT Solutions Inc.	CEO/CTO	June 1999 to May 2000
PricewaterhouseCoopers	Principle Consultant	March 1997 to May 1999
MacDonald Dettwiler	Director	March 1995 to February 1997
Education	Location	Date
BSc. – Computer Science	University of Ottawa, Ottawa, ON	1992

WordLogic Corporation.

The directors of WordLogic Corporation. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of WordLogic Corporation.

None of the Officers, Directors, key personnel or principal stockholders of WordLogic Corporation. are related by blood or marriage.

Remuneration of Directors and Officers

Compensation Summary

			SUMMARY COMPENSATION TABLE
			Annual Compensation			Award(s)	Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($ CAD)	($)	(#)	($)	($)

Frank Evanshen (1)	2003	0	0	100,000	0	0	0	0
President and Director	2002	0	0	100,000	0	0	0	0

T. Allen Rose (2)	2003	0	0	48,000	0	0	0	0
Secretary and Director	2002	0	0	48,000	0	0	0	0

Mark Dostie (3)	2003	0	0	0	0	0	0	0
Technology Officer	2002	0	0	0	0	$188,000	0	0

Notes:
(1)	The Company has accrued management fees of $CAD 100,000 (2002 - $CAD100,000) to MCC Meridian Capital Corp., a company controlled by Mr. Evanshen. MCC Meridian Capital Corp. is operating under a management agreement requiring monthly payments of $CAD 8,333.34 and a provision for 700,000 options vesting over a three year period beginning April 1, 2003. 100,000 options are exercisable at US$0.30 and 600,000 options are exercisable at US$1.00

(2)	The Company paid consulting fees of $CAD48,000 (2002 - $CAD48,000) to Mr. Rose. Mr. Rose is engaged under a consulting agreement requiring monthly payments of $CAD 4,000. Mr. Rose has also been granted 250,000 options vesting over a three year period beginning April 1, 2003. 50,000 options are exercisable at US$0.30 and 200,000 options are exercisable at US$1.00

(3)	The Company issued 1,000,000 stock options to Mr. Dostie as performance incentive compensation. They vest over a three year period beginning April 1, 2003. 600,000 options are exercisable at US$0.30 and 200,000 options are exercisable at US$0.57

As of December 31, 2003, WordLogic Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

WordLogic Corporation does not pay members of the Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors

There was no compensation paid to any directors of WordLogic Corporation as director’s fees.

WordLogic Corporation.

Employment, Management and Consulting Agreements

MCC Meridian Capital Corp. (“MCC”), a company controlled by Mr. Evanshen, has a management agreement with WordLogic Corporation for the services provided personally by Mr. Evanshen in his role as President, Chairman and Chief Executive Officer of the Company. The agreement currently requires monthly payments of $CAD 8,333.34 for the services rendered.

Mr. Rose has a consulting agreement with WordLogic Corporation for the services provided by him in his role as Chief Financial Officer of the Company. This agreement provides that Mr. Rose is paid $CAD 4,000 per month for his services.

Security Ownership of Management and Certain Securityholders

The following set forth; as of December 31, 2003; the beneficial ownership of WordLogic Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly.

	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
Common Stock	Frank R. Evanshen	6,755,383	30.1
	President, Director
	3710 Southridge Place
	West Vancouver, BC
Common Stock	MCC Meridian Capital Corp.	783,671	3.6
	(an entity controlled by Frank R, Evanshen)
	2400 West Georgia Street, #650
	Vancouver, BC
Common Stock	Harold Gunn	6,054,836	27.6
	1116 Ironwork Passage
	Vancouver, BC
Common Stock	T. Allen Rose	32,000	<1%
	CFO and Director
	801-10 Laguna Ct.
	New Westminster, BC

Total Shares of 5% or more Beneficial Ownership		13,625,890	62.2
Total Shares of Officers and Directors as a Group		7,571,054	34.5
Total Shares Issued and Outstanding		21,923,663

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

WordLogic Corporation.

Interest of Management and Others in Certain Transactions

As of December 31, 2002, two affiliates owed the Company a total of $9,200. During the year ended December 31, 2003, the Company advanced the affiliates an additional $5,314 for working capital. The balance owed to the Company by the affiliates is $14,514 .

As of December 31, 2002, the Company owed MCC Meridian Capital, Corp. (an entity controlled by Frank R, Evanshen) $44,237. During the year ended December 31, 2003, the MCC advanced the Company and additional $58,150 for working capital. The Company repaid $56,599 prior to December 31, 2003. The remaining balance owed by the Company to MCC Meridian is $45,788.

The Company rents office space from MCC Meridian Capital, Corp. (an entity controlled by Frank R, Evanshen) on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $65,773 and $92,742 during the years ended December 31, 2003 and 2002, respectively.

During the years ended December 31, 2002 and 2001, two shareholders, MCC Meridian Capital, Corp. (an entity controlled by Frank R, Evanshen) and Frank R. Evanshen as an individual, advanced the Company $200,449 and $481,848, respectively, in exchange for promissory notes. The Company repaid MCC and Mr. Evanshen a total of $499,120 (including 1,000,000 shares of the Company’s common stock valued at $493,760) during the year ended December 31, 2002. The principal balance owed on the shareholders’ notes totaled $243,547 at December 31, 2002. During the year ended December 31, 2003, the MCC advanced the Company an additional $86,550 and the Company repaid $35,324, resulting in a principal balance of $294,773 at December 31, 2003. Interest on the notes commenced on October 1, 2001 at rates ranging from ten to fifteen percent. Interest expense totaled $27,008 and $42,233 for the years ended December 31, 2003 and 2002, respectively. Accrued interest payable totaled $88,101 at December 31, 2003. The promissory notes are due on demand.

During the year ended December 31, 2003, MCC Meridian Capital, Corp. (an entity controlled by Frank R, Evanshen) paid $43,624 of expenses on behalf of the Company. The Company did not repay any amounts during 2003.

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently a limited public market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol “WLGC”. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

Period Ending	High	Low

February 18, 2003	$0.20	$0.20
February 28, 2003	$1.11	$0.80
March 31, 2003	$1.12	$0.65
June 30, 2003	$2.40	$0.75
September 30, 2003	$2.25	$1.48
December 31, 2003	$2.15	$1.45

The company has never paid dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company's business.

Holders

WordLogic Corporation had 21,923,663 shares of common stock issued and outstanding as of December 31, 2003. Approximately 157 shareholders hold shares directly and an undeterminable number of shareholders hold shares indirectly through brokerage accounts.

WordLogic Corporation.

Recent Sales of Unregistered Securities

During the year ended December 31, 2003, common stock option holders exercised options to purchase 210,773 shares of the Company’s common stock. The Company received proceeds totaling $12,276 for the exercised options. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

On May 27, 2003, the Company issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WLDE, and the two companies merged. This merger has been treated as a recapitalization of WLDE, with the Company the legal surviving entity. Since the Company had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WLDE’s common stock for the Company’s net assets. At closing certain shareholders of the Company agreed to cancel approximately 95.14 percent of the Company’s common shares outstanding, leaving a total of 2,907,006 common shares outstanding. The Company issued 19,016,658 newly issued, restricted common shares to the shareholders of WLDE. Following the closing, the Company remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WLDE own approximately 86.74 percent. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. The transactions were an exchange resulting in an investment similar to the one originally entered into by the recipient(s), management and business operations remained constant for the recipient(s). Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Common Stock Options

During the year ended December 31, 2003, common stock option holders exercised options to purchase 210,773 shares of the Company’s common stock. The Company received proceeds totaling $12,276 for the exercised options.

During the year ended December 31, 2003, the Company granted a consultant options to purchase 600,000 shares of the Company’s common stock, of which 540,000 were cancelled prior to December 31, 2003. The options carry exercise prices ranging from $.30 to $.57 per share. The Company determined the fair value of the options at $13,220 per share in accordance with SFAS 123.

During the year ended December 31, 2003, the Company granted 1,000,000 options to employees. The options carry exercise prices ranging from $.30 to $.57 per share and expire on April 1, 2008. The Company’s common stock had a market value of $.65 on the date of grant. As a result, the Company recognized stock-based compensation totaling $188,000 in accordance with APB 25. The weighted average exercise price and weighted average fair value of the options as of December 31, 2003 were $.46 and $.23, respectively.

WordLogic Corporation.

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

The case is currently in the discovery phase under WordLogic's claims for Copyright Infringement, Conversion, Misappropriation, Unfair Business Practices, and Unjust Enrichment.

Changes In and Disagreements with Accountants on Disclosure

WordLogic Corporation elected to change accounting firms in May of 2003. Effective May 15, 2003, our independent accounting firm became: Cordovano and Honeck, P.C. 201 Steele Street, Suite 300 Denver, Colorado 80206 Prior to May 15, 2003, our accounting firm was: Beckstead and Watts, LLP 3340 Wynn Road, Suite B Las Vegas, Nevada 89102

WordLogic Corporation has never had nor anticipates having, nor had during the two most recent fiscal years or any subsequent interim period preceding the date of change in accounting firms, any disagreements with accountants on matters of accounting, financial disclosure, matter of accounting principles or practices, or auditing scope or procedures.

Submission of Matters to a Vote of Security Holders

None in fiscal year 2003.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2003 were filed.

WordLogic Corporation.

Reports on Form 8-K

On August 4, 2003, the WordLogic Corporation filed a Report on Form 8-K, Amendment 1 (Form 8-K/a) disclosing Changes in Control of Registrant, Acquisition or Disposition of Assets, Financial Statements and Exhibits; as pertaining to the closing of an Agreement and Plan of Merger as occurring on May 27, 2003.

On May 21, 2003, WordLogic Corporation filed a Report on Form 8-K disclosing Changes in Registrant’s Certifying Accountant as occurring May 15, 2003.

On February 19, 2003, the registrant filed a Report on Form 8-K re: Changes in Control of Registrant, Acquisition or Disposition of Assets, and Other Events; as pertaining to a Letter of Intent between The American West.com, Inc. and WordLogic Corporation.

WordLogic Corporation.

Financial Statements

Contents
Page
Independent Auditors’ Report	15
Financial Statements
Consolidated Balance Sheet	16
Consolidated Statements of Operations	17
Consolidated Statement of Shareholder's Deficit	18
Consolidated Statements of Cash Flows	19
Notes to Consolidated Financial Statements	20 - 27

Independent Auditors' Report

The Board of Directors and Shareholders
WordLogic Corporation:

We have audited the accompanying consolidated balance sheet of WordLogic Corporation and its subsidiary (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation and its subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant operating losses since inception and has a net capital deficit at December 31, 2003, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, P.C.
Denver, Colorado
March 20, 2004

WordLogic Corporation

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2003

Assets

Current assets:
Cash	$295
Receivables	20,528

Total current assets	24,279
Due from related parties (Note 2)	14,514
Property and equipment, net of
accumulated depreciation of $50,255 (Note 3)	17,326
Equipment under capital lease, net of
accumulated depreciation of $13,532 (Note 4)	6,956

$63,075

Liabilities and Shareholders’ Deficit

Current Liabilities:
Capital lease obligation (Note 5)	$6,331
Accounts payable:
Related party (Note 2)	43,624
Other	380,883
Indebtedness to related party (Note 2)	45,788
Notes payable to related parties (Note 2)	294,773
Accrued interest payable:
Related party (Note 2)	88,101
Other	18,188

Total current liabilities	877,688

Long-term debt:
Convertible note payable (note 6)	582,616

Total liabilities	1,460,304

Shareholders’ deficit (note 7):
Common stock, $.001 par value, 25,000,000 shares authorized,
21,923,663 shares issued and outstanding	21,924
Common stock options outstanding – 2,475,000	201,220
Additional paid-in capital	1,300,239
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(389,193)
Cumulative translation adjustment	(266,565)

Total shareholders’ deficit	(1,397,229)

$63,075

The accompanying notes are an integral part of these consolidated financial statements.

	WordLogic Corporation
	(A Development Stage Company)

	CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Years Ended
		December 31, 2003	December 31, 2002

Royalty revenue		$15,568	$15,420

Operating expenses:
Stock-based compensation (Note 7):
Common stock options		201,220	-
Consulting services		1,138	-
Rent, related party (Note 2)		65,773	92,742
Selling, general and administrative		311,674	198,474
Research and development		133,847	82,371

	Total operating expenses	713,652	373,587

	Loss from operations	(698,084)	(358,167)

Interest income		-	312
Interest expense:
Related parties (Note 2)		(27,008)	(42,233)
Other		(16,056)	(2,586)

	Loss before income taxes	(741,148)	(402,674)

Income tax provision (Note 8)		-	-

	Net loss	$(741,148)	$(402,674)

Basic and diluted loss per share		$(0.04)	$(0.02)

Weighted average common shares outstanding		20,925,000	18,020,871

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Deficit

								Cumulative
						Deficit		Translation
			Common			Accumulated		Adjustment
			Stock	Additional		During		Other
	Common Stock		Options	Paid-In	Accumulated	Development		Comprehensive

	Shares	Par Value	Outstanding	Capital	Deficit	Stage		Income/(Loss) Total

Balance, January 1, 2002	17,631,605	$17,632	$-	$663,013	$(1,510,225)		$-	$26,455 $	(803,125)
Common stock issued in exchange
for debt (Notes 2 and 7)	1,000,000	1,000	-	492,760	-		-	- 493,760
Common stock issued in exchange
for services (Note 7)	70,213	70	-	39,684	-		-	- 39,754
Sale of common stock (Note 7)	100,000	100	-	94,490	-		-	- 94,590
Comprehensive loss:
Net loss	-	-	-	-	(402,674)		-	- (402,674)
Cumulative translation adjustment	-	-	-	-	-		-	(22,649) (22,649)

Comprehensive loss	-	-	-	-	-		-	- (425,323)

Balance, December 31, 2002	18,801,818	18,802	-	1,289,947	(1,912,899)		-	3,806 (600,344)

Common stock options
exercised (Note 7)	210,773	211	-	12,065	-		-	- 12,276
Common stock issued in exchange
for services (Note 7)	4,066	4	-	1,134	-		-	- 1,138
Common stock options
granted (Note 7)	-	-	201,220	-	-		-	- 201.220
Net loss	-	-	-	-	(351,955)		-	- (351,955)

Balance, prior to reverse merger	19,016,657	19,017	201,220	1,303,146	(2,264,854)		-	3,806 (737,665)

Reverse merger with The
American West.com, Inc. (Note 1)	2,907,006	2,907	-	(2,907)	-		-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	(389,193)		- (389,193)
Cumulative translation adjustment	-	-	-	-	-		-	(270,371) (270,371)

Comprehensive loss	-	-	-	-	-		-	- (659,564)

Balance, December 31, 2003	21,923,663	$21,924	$201,220	$1,300,239	$(2,264,854)	$(389,193)		$(266,565) $	(1,397,229)

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31, 2003	December 31, 2002

Cash flows from operating activities:
Net loss	$(741,148)	$(402,674)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,057	16,549
Common stock issued for services	1,138	-
Common stock options granted	201,220	-
Changes in current assets and liabilities:
Receivables	(22,881)	42,206
Other assets	-	14,440
Accounts payable and accrued liabilities	118,641	23,478
Accrued interest payable	64,056	42,233

Net cash used in operating activities	(366,917)	(263,768)

Cash flows from investing activities:
Advances paid to related parties (Note 2)	-	(10,410)
Collections of related party advances (Note 2)	-	1,210
Purchases of equipment	(1,002)	(1,200)

Net cash used in investing activities	(1,002)	(10,400)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	58,150	69,919
Repayment of related party advances (Note 2)	(56,599)	(25,682)
Proceeds from promissory notes issued to related parties (Note 2)	86,550	179,228
Repayment of related party promissory notes (Note 2)	(35,324)	(5,360)
Proceeds from convertible promissory note	582,616	-
Payments on capital lease obligation	(7,507)	(6,172)
Proceeds from stock options exercised	12,276	-
Bank overdraft, net	-	(8,692)
Proceeds from issuance of common stock	-	94,590

Net cash provided by financing activities	640,162	297,831

Effect of exchange rate changes on cash	(270,371)	(22,649)

Net change in cash	1,871	1,014
Cash, beginning of year	1,879	865

Cash, end of year	$3,750	$1,879

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$1,200	$250

Non-cash financing activities:
Common stock issued in exchange for accounts payable (Note 7)	$-	$39,754

Common stock issued in exchange for payment of
promissory notes issued to related party (Notes 2 and 7)	$-	$493,760

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

WordLogic Corporation (the “Company” or “WLC”), formerly TheAmericanWest.com, Inc., was incorporated under the laws of the State of Nevada on March 30, 1999. The Company’s primary business is the development and commercialization of data entry software for handheld computing devices.

Reverse Merger

On March 11, 2003, WLC entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation-private company (“WCPC”), a British Columbia, Canada corporation. On May 27, 2003, WLC issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WCPC, and the two companies merged. This merger has been treated as a recapitalization of WCPC, with WLC the legal surviving entity. Since WLC had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WCPC’s common stock for the net assets of WLC. Following the closing, WLC remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WCPC own approximately 86.74 percent.

In connection with the closing of the Agreement, WLC changed its name to “WordLogic Corporation” (formerly TheAmericanWest.com, Inc.) and changed its OTCBB symbol under which its common stock trades on the Over-The-Counter Bulletin Board to “WLGC”. WLC’s directors resigned their positions and the executive officers of WCPC were appointed to fill the vacancies created by the resignations, which resulted in a change in control.

The required pre-acquisition audited financial statements of WCPC and unaudited pro forma financial information disclosures related to the merger have been filed as part of the Company’s June 30, 2003 Form 10-QSB.

Going concern

Inherent in the Company’s business are various risks and uncertainties, including its limited sources of operating capital and historical operating losses. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company’s management intends to satisfy cash requirements through cash infusions from officers and affiliates in exchange for debt and/or common stock. There is no assurance the cash infusions will continue in the future or that the Company will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s future success will be dependent upon its ability to create and provide effective and competitive software products that meet customers changing requirements; including the effective use of leading technologies to continue to enhance its current products and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7,

Accounting and Reporting by Development Stage Enterprises. The $331,781 loss incurred by the Company from May 27, 2003 through December 31, 2003 is included in the accompanying consolidated financial statements as “Deficit accumulated during development stage”.

Basis of Consolidation

The consolidated financial statements include the accounts of WordLogic Corporation and its wholly owned subsidiary 602531 British Columbia Ltd., an entity incorporated under the laws of the Province of British Columbia, Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2003.

Receivables

The Company considers its receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Functional Currency

The Company’s functional currency is the Canadian dollar; however, the accompanying consolidated financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

Property, Equipment and Depreciation

Property and equipment are stated at cost and are depreciated over their estimated useful lives as follows:

Asset	Method	Rate
Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Depreciation is recorded at one-half of the normal rate in the year of acquisition.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144,

Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

Software Development Costs

Software development costs are recorded in accordance with Statement on Financial Accounting Standards (“SFAS”) Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Costs incurred to establish the technological feasibility of computer software to be sold, leased, or otherwise marketed are expensed as incurred to research and development costs. Once technological feasibility is established, the cost of producing product masters for the software is capitalized. Capitalization of the software development costs ceases and amortization of the capitalized costs commences when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition

The Company’s revenue is earned through one royalty-based contract to utilize the Company’s hand-held data entry software. The contract runs for a period of twelve months and automatically renews for successive twelve month periods unless either party notifies the other party of its election not to renew at least 60 days prior to the end of the term. Royalty revenues are earned based on the number of products sold containing the Company’s hand-held data entry software.

Revenue is recognized after it has been earned, collection is probable, and the value has been determined under the terms of the royalty contract.

Financial Instruments

The Company’s financial instruments, including cash and accounts payable and other accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. The capital lease and debt obligations are carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

Foreign Currency Translation

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recorded under the intrinsic value method and is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures have been included in Note 5.

(2) Related Party Transactions

As of December 31, 2002, two affiliates owed the Company a total of $9,200. During the year ended December 31, 2003, the Company advanced the affiliates an additional $5,314 for working capital. The balance of $14,514 is included in the accompanying consolidated financial statements as “Due from related parties”.

As of December 31, 2002, the Company owed an affiliate $44,237. During the year ended December 31, 2003, the affiliate advanced the Company and additional $58,150 for working capital. The Company repaid $56,599 prior to December 31, 2003. The remaining balance of $45,788 is included in the accompanying consolidated financial statements as “Indebtedness to related party”.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $65,773 and $92,742 during the years ended December 31, 2003 and 2002, respectively.

During the years ended December 31, 2002 and 2001, shareholders advanced the Company $200,449 and $481,848, respectively, in exchange for promissory notes. The Company repaid the shareholders $499,120 (including 1,000,000 shares of the Company’s common stock valued at $493,760) during the year ended December 31, 2002. The principal balance owed on the shareholders’ notes totaled $243,547 at December 31, 2002. During the year ended December 31, 2003, the affiliate advanced the Company an additional $86,550 and the Company repaid $35,324, resulting in a principal balance of $294,773 at December 31, 2003. Interest on the notes commenced on October 1, 2001 at rates ranging from ten to fifteen percent. Interest expense totaled $27,008 and $42,233 for the years ended December 31, 2003 and 2002, respectively. Accrued interest payable totaled $88,101 at December 31, 2003. The promissory notes are due on demand.

During the year ended December 31, 2003, an affiliate paid $43,624 of expenses on behalf of the Company. The Company did not repay any amounts during 2003. The $43,624 owed to the affiliate at December 31, 2003 is included in the accompanying consolidated financial statements as “Accounts payable, related party”.

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

(3) Property and Equipment

Property and equipment consisted of the following at December 31, 2003:

Office equipment		$2,444
Computer equipment		53,198
Computer software		2,280
Furniture and fixtures	.	9,659
		67,581
Less accumulated depreciation		(50,255)
		$17,326

Depreciation expense totaled $8,124 and $10,841 for the years ended December 31, 2003 and 2002, respectively.

(4) Equipment Under Capital Lease

Equipment consisted of the following at December 31, 2003:

Computer equipment	$20,488
Less accumulated depreciation	(13,532)
$6,956

Depreciation expense totaled $3,933 and $5,708 for the years ended December 31, 2003 and 2002, respectively.

(5) Capital Lease Obligations

The Company had the following capital lease at December 31, 2003:

Capital lease, due in monthly installments of
$855, net of imputed interest, maturing
August 2004, collateralized by equipment	$6,331

The capital lease obligation matures in August 2004.

(6) Convertible Note Payable

The Company issued convertible promissory notes to an individual in exchange for proceeds totaling $582,616 during the year ended December 31, 2003. The notes carry an eight percent interest rate and mature on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the notes totaled $18,188 at December 31, 2003.

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

(7) Shareholders’ Equity

Common Stock

During the year ended December 31, 2003, the Company issued 4,066 shares of its common stock to an individual in exchange for consulting services. The common stock did not have a quoted market price on the date of the transaction; accordingly, the shares were recorded based on the value of the services rendered. The Company recorded $1,138 as stock-based compensation for the year ended December 31, 2003.

During the year ended December 31, 2003, common stock option holders exercised options to purchase 210,773 shares of the Company’s common stock. The Company received proceeds totaling $12,276 for the exercised options.

During June 2002, the Company sold 100,000 shares of its common stock for $94,590 (CDN$150,000; CDN$1.50 per share).

During the year ended December 31, 2002, the Company issued 70,213 shares of its common stock to unrelated third parties as payment for account payables related to consulting services. The shares issued in the transaction were valued based on the value of the services rendered. The Company’s payables were reduced by $39,754 as a result of the stock transactions.

During March 2002, the Company issued 1,000,000 shares of its common stock to a shareholder as payment against a promissory note. The common stock did not have a quoted market price on the date of the transaction; accordingly, the valuation of the shares was approved by the Company’s Board of Directors. The Company’s debt was reduced by $493,760 as a result of the stock transaction (see Note 2).

Common Stock Options

The following schedule summarizes the Company’s stock option activity:

	Options Outstanding and Exercisable		Weighted Average

	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share

Balance at December 31, 2001	425,773	$0.06 to $1.00	$0.40
Options granted	1,200,000	$0.30 to $1.00	$0.53
Options exercised	-	-	$-
Options expired/canceled	-	-	$-

Balance at December 31, 2002	1,625,773	$0.06 to $1.00	$0.40
Options granted	1,600,000	$0.30 to $0.57	$0.47
Options exercised	(210,773)	$0.06	$0.06
Options expired/canceled	(540,000)	$0.30 to $0.57	$0.48
Balance at December 31, 2003	2,475,000	$0.30 to $1.00	$0.68

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

Stock options - employees

During the year ended December 31, 2003, the Company granted 1,000,000 options to employees. The options carry exercise prices ranging from $.30 to $.57 per share and expire on April 1, 2008. The Company’s common stock had a market value of $.65 on the date of grant. As a result, the Company recognized stock-based compensation totaling $188,000 in accordance with APB 25. The weighted average exercise price and weighted average fair value of the options as of December 31, 2003 were $.46 and $.23, respectively.

During the year ended December 31, 2002, the Company granted 1,200,000 options to employees. The options carry exercise prices ranging from $.30 to $1.00 per share and expire on April 1, 2008. The Company’s common stock had no market value on the date of grant. The weighted average exercise price and weighted average fair value of the options as of December 31, 2002 were $.53 and $-0-, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for the granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.50%
Dividend yield	0.00%
Volatility factor	40.73%
Weighted average expected life	1 year

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

		For the Years Ended
		December 31,

		2003	2002

Net loss, as reported	. $	(741,148)	$(402,674)

Pro forma net loss		$(787,348)	$(402,674)

Basic and diluted net loss per common
share, as reported		$(0.04)	$(0.02)

Pro forma basic and diluted net loss
per common share		$(0.04)	$(0.02)

WordLogic Corporation

Annual Report

Notes to Consolidated Financial Statements

Stock options - non-employees

During the year ended December 31, 2003, the Company granted a consultant options to purchase 600,000 shares of the Company’s common stock, of which 540,000 were cancelled prior to December 31, 2003. The options carry exercise prices ranging from $.30 to $.57 per share. The Company determined the fair value of the options at $13,220 per share in accordance with SFAS 123.

(8) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended
	December 31,

	2003	2002
U.S. federal statutory graduated rate	34.00%	34.00%
Net operating loss for which no tax
benefit is currently available	-34.00%	-34.00%
	0.00%	0.00%

At December 31, 2003, deferred tax assets consisted of a net tax asset of $893,685, due to operating loss carryforwards of $2,661,240, which was fully allowed for, in the valuation allowance of $893,685. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $251,990 and $139,355, respectively. The current tax benefit also totaled $251,990 and $139,355 for the years ended December 31, 2003 and 2002, respectively. The net operating loss carryforwards expire through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

WordLogic Corporation

Annual Report

Index to Exhibits

WordLogic Corporation includes as exhibits to the Company’s Annual Report on Form 10-KSB:

3.1	Amendment to Articles of Incorporation, Articles of Incorporation
3.2	Bylaws
10.1	Management Agreement – Franklin R. Evanshen
10.2	Consulting Agreement – T. Allen Rose

Description of Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of incorporation as filed
April 7, 2003 with the Secretary of State, State of Nevada
Articles of Incorporation, as filed with the registrant’s
Registration Statement on Form 10-SB, as amended, with
the Securities and Exchange Commission, December 3, 2001
3.2	Bylaws of the Corporation, as filed with the registrant’s
Registration Statement on Form 10-SB, as amended, with
the Securities and Exchange Commission, December 3, 2001
10.1	Management Agreement by and between Wordlogic Corporation,
MCC Meridian Capital Corp., and Franklin R. Evanshen, dated
October 1, 2001; and Renewal Agreements thereto dated
October 1, 2002 and October 1, 2003.
10.2	Consulting Agreement by and between WordLogic Corporation
and T. Allen Rose, dated January 1, 2002; and Renewal Agreements thereto dated January 1, 2003 and January 1, 2004.
99.1	Certification of Principal Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

WordLogic Corporation

Annual Report

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

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2003 and 2002 were: $8,350 and $8,000, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2003 and 2002 were: $0 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2003 and 2002.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2003 and 2002.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2003. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

WordLogic Corporation

Annual Report

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation
(Registrant)

Date	March 31, 2004	___________ /S/ Frank R. Evanshen _____________________

Frank R. Evanshen, President
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WordLogic Corporation
(Registrant)

Date	March 31, 2004	___________ /S/ Frank R. Evanshen, President _____________

Frank R. Evanshen, President
Principal Executive Officer

Date	March 31, 2004	___________ /S/ T. Allen Rose, CFO _____________________

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer

WordLogic Corporation

Annual Report

CERTIFICATION

I, Frank R. Evanshen, certify that:

1.	I have reviewed this annual report on Form 10-KSB of WordLogic Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: March 31, 2004

/s/ Frank R. Evanshen -
-----------------------------
Frank R. Evanshen Principal Executive Officer

WordLogic Corporation

Annual Report

CERTIFICATION

I, T. Allen Rose, certify that:

1.	I have reviewed this annual report on Form 10-KSB of WordLogic Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: March 31, 2004

/s/ T. Allen Rose -
-----------------------------
T. Allen Rose Principal Accounting Officer