Form 10QSB
period 2004-03-31
WORDLOGIC CORP
filed 2004-05-13
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2004 - 21,973,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

WORDLOGIC CORPORATION

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		11

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheet

(Unaudited)

March 31, 2004

	Assets

Current assets:
Cash		$12,976
Receivables		5,962

Total current assets		18,938

Due from related parties (Note 2)		8,093
Property and equipment, net		16,643
Equipment under capital lease, net		6,086

		$49,760

	Liabilities and Stockholders' Deficit

Current liabilities:
Capital lease obligation		$3,973
Accounts payable:
Related party (Note 2)		52,920
Other		373,253
Indebtedness to related party (Note 2)		38,622
Notes payable to related party (Note 2)		286,834
Accrued interest payable:
Related party (Note 2)		87,294
Other		36,848

Total current liabilities		879,744

Long-term debt:
Convertible note payable (Note 3)		667,817

Total liabilities		1,547,561

Stockholders' deficit (Note 5):
Common stock		21,974
Common stock options outstanding – 2,475,000		201,220
Additional paid-in capital		1,337,689
Accumulated deficit		(2,264,854)
Deficit accumulated during development stage		(542,793)
Cumulative translation adjustment		(251,037)

Total shareholders' deficit		(1,497,801)

		$49,760

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations

(Unaudited)

			May 27, 2003
	For the Three Months Ended		Through
	March 31,		March 31,
	2004	2003	2004

Royalty revenue	$2,982	$3,167	$7,955

Operating expenses:
Stock based compensation (Note 5):
Common stock options	-	201,220	-
Legal services	37,500	-	37,500
Consulting services	-	1,138	-
Rent, related party (Note 2)	12,611	18,872	28,370
Selling, general and administrative	68,419	60,062	338,932
Research and development	19,923	5,774	103,815

Total operating expenses	137,753	287,066	508,617

Loss from operations	(134,771)	(283,899)	(500,662)

Interest expense:
Related parties (Note 2)	(6,437)	(4,394)	(21,051)
Other	(12,392)	(2,612)	(21,080)

Loss before income taxes	(153,600)	(290,905)	(542,793)

Income tax provision (Note 4)	-	-	-

Net loss	$(153,600)	$(290,905)	$(542,793)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average
common shares outstanding	21,923,663	18,856,980

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			May 27, 2003
	For the Three Months Ended		Through
	March 31,		March 31,
	2004	2003	2004

Net cash used in operating activities	$(74,563)	$(51,091)	$(373,991)

Cash flows from investing activities:
Purchases of equipment	(1,643)	-	(2,645)

Net cash used in investing activities	(1,643)	-	(2,645)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	-	50,850	-
Repayment of related party advances (Note 2)	(5,002)	-	(61,601)
Proceeds from promissory notes issued to related parties (Note 2)	15,750	-	102,300
Repayment of related party promissory notes (Note 2)	(23,689)	-	(59,013)
Proceeds from convertible promissory note (Note 3)	85,201	-	667,817
Payments on capital lease obligation	(2,358)	(1,767)	(8,098)
Proceeds from stock options exercised	-	-	6,300
Proceeds from sale of common stock	-	7,217	-

Net cash provided by financing activities	69,902	56,300	647,705

Effect of exchange rate changes on cash	15,528	-	(259,624)

Net change in cash	9,225	5,209	11,446
Cash, beginning of period	$3,751	$(3,728)	1,530

Cash, end of period	$12,976	$1,481	$12,976

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$31	$-	$1,231

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2003, and should be read in conjunction with the notes thereto. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. Financial data presented herein are unaudited.

Note 2 - Related Party Transactions

As of December 31, 2003, two affiliates owed the Company a total of $14,514. During the three months ended March 31, 2004, the affiliates repaid the Company $6,421. The balance of $8,093 is included in the accompanying condensed consolidated financial statements as “Due from related parties”.

As of December 31, 2003, the Company owed an affiliate $43,624. During the three months ended March 31, 2004, the Company repaid $5,002. The remaining balance of $38,622 is included in the accompanying condensed consolidated financial statements as “Indebtedness to related party”.

As of December 31, 2003, the Company owed two shareholders for promissory notes totaling $294,773. During the three months ended March 31, 2004, a shareholder advanced the Company an additional $15,750 and the Company repaid $23,689. The remaining balance of $286,834 is included in the accompanying condensed consolidated financial statements as “Notes payable to related parties”.

As of December 31, 2003, the Company owed an affiliate $43,624 for expenses paid on behalf of the Company. During the three months ended March 31, 2004, the affiliate paid an additional $9,296 in expenses on behalf of the Company. The balance of $52,920 owed to the affiliate at March 31, 2004 is included in the accompanying condensed consolidated financial statements as “Accounts payable, related party”.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $12,611 and $18,872 for the three months ended March 31, 2004 and 2003, respectively.

Note 3 - Long-Term Debt

As of December 31, 2003, the Company owed an unrelated third party for convertible promissory notes totaling $582,616. During the three months ended March 31, 2004, the Company received additional proceeds under the notes totaling $85,201, which increase the balance owed on the notes to $667,817 at March 31, 2004. The notes carry an eight percent interest rate and mature on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the notes totaled $30,187 at March 31, 2004.

Note 4 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Note 5 – Shareholders’ Deficit

During the three months ended March 31, 2004, the Company issued 50,000 shares of its common stock to its attorney in exchange for legal services. The transaction was valued based on the value of the services rendered. The Company recorded $37,500 as stock-based compensation for the three months ended March 31, 2004.

Following is a schedule of changes in shareholders’ deficit for the three months ended March 31, 2004:

			Common	Additional		Cumulative
	Common stock		Stock	Paid-In	Accumulated	Translation
	Shares	Amount	Options	Capital	Deficit	Adjustment	Total

Balance, January 1, 2004	21,923,663	$21,924	$201,220	$1,300,239	$(2,654,047)	$(266,565)	$(1,397,229)

Stock issued in exchange for
services ($.75/share)	50,000	50	-	37,450	-	-	37,500
Comprehensive loss:
Net loss	-	-	-	-	(153,600)	-	(153,600)
Cumulative translation adj	-	-	-	-	-	15,528	15,528
Comprehensive loss	-	-	-	-	-	-	(138,072)
Balance, March 31, 2004	21,973,663	$21,974	$201,220	$1,337,689	$(2,807,647)	$(251,037)	$(1,497,801)

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2004

The Company reports a net loss of $153,600 for the 3-months ended March 31, 2004 or a $0.01 loss per share versus a net loss of $290,905 for the 3-months ended March 31, 2003 or a $0.02 loss per share.

The net loss for the 3-months ended March 31, 2004 of $153,600 is comprised of loss from operations of $134,771 and interest expenses of $18,829. The comparative net loss for the 3-months ended March 31, 2003 of $290,905 is comprised of loss from operations of $283,899 and interest expenses of $7,006. The decrease in loss from operations of $149,128 is primarily due to a decrease in Stock-based compensation expense of $164,858. In the 3-months ended March 31, 2003, $201,220 was recorded as Stock-based compensation relating to the granting of options to the Company’s officers & directors. In the 3-months ended March 31, 2004, $37,500 was recorded as Stock-based compensation relating to the issuance of common shares in exchange for legal services rendered. Revenues during this period were $2,982 vs. $3,167 for the comparative prior period.

Liquidity and Capital Resources

During the 3-months ended March 31, 2004 the Company's cash position increased by $9,225. Net cash used in operating activities totaled $74,563 and $69,902 was provided through financing activities primarily through the increase in Company’s convertible promissory note. $15,528 was provided through currency fluctuations as a result in the weakening of the Canadian dollar during the period, the domestic currency of the Company’s costs of operations.

During the 3-months ended March 31, 2003 the Company's cash position increased by $5,209. Net cash used in operating activities totaled $51,091 and $56,300 was provided through financing activities primarily from related party advances of $50,850.

The Company has incurred losses since inception and as at March 31, 2004 has a working capital deficiency of $829,984 and a capital deficit of $1,497,801. WordLogic has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

General

Our common stock trades on the Over-the-Counter Bulletin Board under the OTCBB symbol "WLGC".

The Company has one wholly-owned subsidiary, 602531 British Columbia that was incorporated under the laws of British Columbia on March 2, 2000. This subsidiary holds WordLogic Corporation’s intellectual property including its patents and trademarks.

Management Plan of Operations

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

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

The Company presently markets its software in seven languages to consumers using an online commerce engine powered by Handango, Inc. In addition, the Company has trial versions of its software available on a number of international websites and has a partnering agreement with Handango, Inc. that includes trial versions of the WordLogic™ Predictive Keyboard with every Dell, Inc. Axim™ Handheld PDA shipped worldwide. By offering trial versions of the WordLogic™ Predictive Keyboard to end-users, the awareness and recognition of the product is increased and future revenue streams are generated.

The Company’s growth plan is to generate a significant revenue stream through the enforcement of its intellectual property rights. On March 4, 2004, the Company’s first Patent was granted (see below). As it’s patent portfolio of five additional patents becomes crystallized, the Company will claim royalty rights from any software applications, operating systems or handheld wireless devices that infringe upon existing or future patents. These patents will provide the foundation for Company’s expandable technology and are expected provide broad coverage and a commercial pathway to increase revenue streams through the enforcement of intellectual property rights.

In addition, the Company will continue to license its technology to OEM’s and other software developers in return for a royalty based on the number of units sold and will continue to market its product to end users via its commerce engine and/or direct marketing programs. There are also numerous vertical market opportunities for the Company in terms of industry-specific applications, the learning disabled market, customized dictionaries and the use of the WordLogic technology by other software developers.

The Company released version 4.1 of its software in May 2004.

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

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

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

(A  DEVELOPMENT STAGE COMPANY)

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

Item 2. Change in Securities and Use of Proceeds

During the three months ended March 31, 2004, the Company issued 50,000 shares of its common stock to its attorney in exchange for legal services. The transaction was valued based on the value of the services rendered. These shares were issued as exempt transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2004.
Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

WordLogic Corporation includes herewith the following exhibits:
10.1	Software Distribution Agreement by and between WordLogic Corporation and Handango, Inc., including Addendum One, as amended, November 15, 2001
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350
Reports on Form 8-K

None, during the period ending March 31, 2004.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004

WordLogic Corporation

By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: May 10, 2004

By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer