Form 10QSB
period 2004-06-30
WORDLOGIC CORP
filed 2004-08-13
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-32865

(Commission file number)

WordLogic Corporation

(Exact name of small business issuer as specified in its charter)

Nevada 88-0422023

     (State or other jurisdiction (IRS Employer of incorporation or organization) Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2004 - 21,973,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

WORDLOGIC CORPORATION

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		12

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2004

	Assets

Current assets:
Cash		$11,304
Receivables		8,965

Total current assets		20,269

Due from related parties (Note 2)		7,873
Property and equipment, net		15,793
Equipment under capital lease, net		5,796

		$49,732

	Liabilities and Stockholders' Deficit

Current liabilities:
Capital lease obligation		$1,568
Accounts payable:
Related party (Note 2)		98,204
Other		366,020
Indebtedness to related party (Note 2)		37,571
Notes payable to related party (Note 2)		215,570
Accrued interest payable:
Related party (Note 2)		90,988
Other		49,467

Total current liabilities		859,388

Long-term debt:
Convertible note payable (Note 3)		770,235

Total liabilities		1,629,623

Stockholders' deficit (Note 5):
Common stock		21,974
Common stock options outstanding – 2,475,000		201,220
Additional paid-in capital		1,337,689
Accumulated deficit		(2,264,854)
Deficit accumulated during development stage		(661,925)
Cumulative translation adjustment		(213,995)

Total shareholders' deficit		(1,497,801)

		$49,732

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations

(Unaudited)

					May 27, 2003
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004

Royalty revenue	$1,888	$976	$4,870	$8,604	$9,843

Operating expenses:
Stock based compensation (Note 5):
Legal services	-	-	37,500	-	37,500
Rent, related party (Note 2)	19,323	-	31,934	-	47,693
Selling, general and administrative	59,513	33,286	127,932	51,658	398,445
Research and development	22,722	3,077	41,945	3,077	126,537

Total operating expenses	101,557	36,363	239,310	54,735	610,174

Loss from operations	(99,669)	(35,387)	(234,440)	(46,131)	(600,331)

Interest expense:
Related parties (Note 2)	(5,542)	(2,197)	(11,979)	(2,197)	(26,593)
Other	(13,921)	(1,290)	(26,313)	(7,643)	(35,001)

Loss before income taxes	(119,132)	(38,874)	(272,732)	(55,971)	(661,925)

Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(119,132)	$(38,874)	$(272,732)	$(55,971)	$(661,925)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average
common shares outstanding	21,973,663	19,881,143	21,961,163	19,371,191

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			May 27, 2003
	Six Months Ended		Through
	June 30,		June 30,
	2004	2003	2004

Net cash used in operating activities	$(140,819)	$(57,809)	$(440,247)

Cash flows from investing activities:
Purchases of equipment	(1,799)	-	(2,801)

Net cash used in investing activities	(1,799)	-	(2,801)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	-	336,355	-
Repayment of related party advances (Note 2)	(6,053)	(351,270)	(62,652)
Proceeds from promissory notes issued to related parties (Note 2)	32,215	-	118,765
Repayment of related party promissory notes (Note 2)	(111,418)	-	(146,742)
Proceeds from convertible promissory note (Note 3)	187,619	68,328	770,235
Payments on capital lease obligation	(4,763)	(482)	(10,503)
Proceeds from stock options exercised	-	-	6,300

Net cash provided by financing activities	97,601	52,931	675,404

Effect of exchange rate changes on cash	52,570	4,781	(222,582)

Net change in cash	7,553	(97)	9,774
Cash, beginning of period	$3,751	$1,280	1,530

Cash, end of period	$11,304	$1,183	$11,304

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$31	$63	$1,231

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

Note 2 - Related Party Transactions

As of December 31, 2003, two affiliates owed the Company a total of $14,514. During the six months ended June 30, 2004, the affiliates repaid the Company $5,549. The remaining balance of $8,965 is included in the accompanying condensed consolidated financial statements as “Due from related parties”.

As of December 31, 2003, the Company owed an affiliate $43,624. During the six months ended June 30, 2004, the Company repaid $6,053. The remaining balance of $37,571 is included in the accompanying condensed consolidated financial statements as “Indebtedness to related party”.

As of December 31, 2003, the Company owed two shareholders for promissory notes totaling $294,773. During the six months ended June 30, 2004, a shareholder advanced the Company an additional $32,215 and the Company repaid $111,418. The remaining balance of $215,570 is included in the accompanying condensed consolidated financial statements as “Notes payable to related parties”.

As of December 31, 2003, the Company owed an affiliate $43,624 for expenses paid on behalf of the Company. During the six months ended June 30, 2004, the affiliate paid an additional $54,580 in expenses on behalf of the Company. The balance of $98,204 owed to the affiliate at June 30, 2004 is included in the accompanying condensed consolidated financial statements as “Accounts payable, related party”.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $31,934 for the six months ended June 30, 2004.

Note 3 - Long-Term Debt

As of December 31, 2003, the Company owed an unrelated third party for convertible promissory notes totaling $582,616. During the six months ended June 30, 2004, the Company received additional proceeds under the notes totaling $187,619, which increase the balance owed on the notes to $770,235 at June 30, 2004. The notes carry an eight percent interest rate and mature on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the notes totaled $43,694 at June 30, 2004.

Note 4 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Note 5 – Shareholders’ Deficit

During the three months ended March 31, 2004, the Company issued 50,000 shares of its common stock to its attorney in exchange for legal services. The transaction was valued based on the value of the services rendered. The Company recorded $37,500 as stock-based compensation for the three months ended June 30, 2004.

Following is a schedule of changes in shareholders’ deficit for the three months ended June 30, 2004:

			Common	Additional		Cumulative
	Common stock		Stock	Paid-In	Accumulated	Translation

	Shares	Amount	Options	Capital	Deficit	Adjustment	Total
Balance, January 1, 2004	21,923,663	$21,924	$201,220	$1,300,239	$(2,654,047)	$(266,565)	$(1,397,229)

Stock issued in exchange for
services ($.75/share)	50,000	50	-	37,450	-	-	37,500
Comprehensive loss:
Net loss	-	-	-	-	(272,732)	-	(272,732)
Cumulative translation adj	-	-	-	-	-	52,570	52,570
Comprehensive loss	-	-	-	-	-	-	(220,162)
Balance, June 30, 2004	21,973,663	$21,974	$201,220	$1,337,689	$(2,926,779)	$(213,995)	$(1,579,891)

Note 6 – Subsequent Event

In March 2002, Hewlett-Packard Company ("HP") was granted a license to distribute a trial version of the WordLogic Predictive Keyboard. In December 2002, the Company filed a Copyright infringement claim, as well as related claims under California State law, against HP in the United States District Court for the Northern District of California, San Jose Division. The case was scheduled for trial in October 2004. Although HP continued to deny liability, on July 22, 2004, the parties signed a settlement agreement whereby HP agreed to pay the Company $2 million in exchange for the Company agreeing to release its claims and dismiss the lawsuit. The settlement has now been completed. The Company's attorneys retained $400,000 out the settlement as payment for fees and costs related to the case, and the remainder has been paid to the Company.

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

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2004

The Company reports a net loss of $119,132 for the 3-months ended June 30, 2004 or a $0.01 loss per share versus a net loss of $38,874 for the 3-months ended June 30, 2003 or a $0.00 loss per share.

The net loss for the 3-months ended June 30, 2004 of $119,132 is comprised of loss from operations of $99,669 and interest expenses of $19,463. The comparative net loss for the 3-months ended June 30, 2003 of $38,874 is comprised of loss from operations of $35,387 and interest expenses of $3,487.

Revenues during this period were $1,888 vs. $976 for the comparative prior period.

Liquidity and Capital Resources

During the 6-months ended June 30, 2004 the Company's cash position increased by $7,553. Net cash used in operating activities totaled $140,819; and, $97,601 was provided through financing activities primarily through proceeds from Company’s convertible promissory notes; $52,570 was provided through currency fluctuations as a result in the weakening of the Canadian dollar during the period, the domestic currency of the Company’s costs of operations.

During the 6-months ended June 30, 2003 the Company's cash position decreased by $97. Net cash used in operating activities totaled $57,809 and $52,931 was provided through financing activities primarily from proceeds from Company’s convertible promissory notes; $4,781 due to the effect of exchange rates changes.

The Company has incurred losses since inception. WordLogic has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate. Wordlogic corporation has recently received a cash settlement resolving the lawsuit discussed in Note 6 of the accompanying financial statements and in the section “Legal Proceedings”. These funds were recently received and the company is currently evaluating plans to apply the funds in a manner best suited to expand and develop operations.

General

Our common stock trades on the Over-the-Counter Bulletin Board under the OTCBB symbol "WLGC".

The Company has one wholly-owned subsidiary, 602531 British Columbia that was incorporated under the laws of British Columbia on March 2, 2000. This subsidiary holds WordLogic Corporation’s intellectual property including its patents and trademarks.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

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

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

On October 21, 2003 The Company received Trademark approval for the mark “WordLogic” under Reg. No. 2,774,468. A similar trademark application has been approved and registered in Canada under TMA576,700.

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

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, Hewlett-Packard Company ("HP") was granted a license to distribute a trial version of the WordLogic Predictive Keyboard. In December 2002, the Company filed a Copyright infringement claim, as well as related claims under California State law, against HP in the United States District Court for the Northern District of California, San Jose Division.

The case was scheduled for trial in October 2004. Although HP continued to deny liability, on July 22, 2004, the parties signed a settlement agreement whereby HP agreed to pay the Company $2 million in exchange for the Company agreeing to release its claims and dismiss the lawsuit. The settlement has now been completed. The Company's attorneys retained $400,000 out the settlement as payment for fees and costs related to the case, and the remainder has been paid to the Company.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Wordlogic Corporation conducted an Annual Meeting of Shareholders on June 17, 2004; and discloses herein final voting results as pertaining to the matters voted upon at the annual meeting.

69.87% (15,352,609 of 21,973,663) of the shares outstanding as of the record date were voted.

Proposal One – Elections of Directors:
	YES	NO		ABSTAIN

Franklin R. Evanshen	99.97%		0%	0.03%
	15,348,109		0	4,500
T. Allen Rose	99.97%		0%	0.03%
	15,348,109		0	4,500
Proposal Two – Approval of Independent Public Accountant:
	YES	NO		ABSTAIN

Cordovano and Honeck, P.C.	99.53%		0%	0.47%
	15,280,224		0	72,385
Proposal Three – Increasing the authorized common shares:
	YES	NO		ABSTAIN

Amend Articles of Incorporation	99.08%	0.45%		0.47%
Increasing Authorized Common
Shares to 100,000,000	15,211,883	68,341		72,385

Item 5. Other Information

None

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Item 6. Exhibits and Reports on Form 8-K

Exhibits

WordLogic Corporation includes herewith the following exhibits:

10.1	Loan Agreement and Promissory Note –dated March 31, 2003
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Reports on Form 8-K

On July 27, 2004 WordLogic Corporation filed a Report on Form 8-K with the Securities and Exchange Commission; re: Press Release issued July 23, 2004 – Hewlett – Packard and WordLogic Reach a Settlement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation

By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: August 13, 2004

By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer

Date: August 13, 2004