Form 10QSB
period 2004-09-30
WORDLOGIC CORP
filed 2004-11-19
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2004 - 21,973,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

WORDLOGIC CORPORATION

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet	3
	as of September 30, 2004 (unaudited)

	Condensed Consolidated Statements of Operations for the	4
	three and nine months ended September 30, 2004 and 2003 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the	5
	nine months ended September 30, 2004 and 2003 (unaudited)

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Item 3.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2004
Assets

Current assets:
Cash	$883,120
Receivables	8,354

Total current assets	891,474

Property and equipment, net	20,990

$912,464

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$218,548
Notes payable to related party (Note 2)	27,570
Accrued interest payable:
Related party (Note 2)	85,068
Convertible note payable (Note 3)	62,721

Total current liabilities	393,907

Long-term debt:
Convertible note payable (Note 3)	746,796

Total liabilities	1,140,703

Stockholders' deficit (Note 5):
Common stock – 21,973,663 shares issued and outstanding	21,974
Common stock options outstanding – 3,475,000	201,220
Additional paid-in capital	1,337,689
Accumulated deficit	(2,264,854)
Equity accumulated during development stage	770,634
Cumulative translation adjustment	(294,902)

Total shareholders' deficit	(228,239)

$912,464

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations
(Unaudited)
					May 27, 2003
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004

Royalty revenue	$995	$2,735	$5,865	$8,812	$10,838

Operating expenses:
Stock based compensation (Note 5):
Legal services	-	-	37,500	-	37,500
Rent, related party (Note 2)	19,897	-	51,831	-	67,590
Selling, general and administrative	39,788	36,047	167,720	87,705	438,233
Research and development	91,080	16,168	133,025	19,245	217,617

Total operating expenses	150,765	52,215	390,076	106,950	760,940

Loss from operations	(149,770)	(49,480)	(384,211)	(98,138)	(750,102)

Interest income	167	-	167	-	167
Interest expense:
Related parties (Note 2)	(1,935)	(4,266)	(13,914)	(6,463)	(28,528)
Other	(15,902)	(1,558)	(42,215)	(9,201)	(50,903)

Loss before income taxes
and extraordinary item	(167,440)	(55,304)	(440,173)	(113,802)	(829,366)

Income tax provision (Note 4)	-	-	-	-	-

Loss before extraordinary item	(167,440)	(55,304)	(440,173)	(113,802)	(829,366)

Net extraordinary gain on litigation
settlement, less applicable income
taxes of $-0- (Note 6)	1,600,000	-	1,600,000	-	1,600,000

Net income (loss)	$1,432,560	$(55,304)	$1,159,827	$ (113,,802)	$770,634

Basic and diluted income (loss) per share
Loss before extraordinary item	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Extraordinary gain	$0.07	$0.00	$0.07	$0.00

Net income (loss)	$0.07	$(0.00)	$0.05	$(0.01)

Weighted average
common shares outstanding	21,973,663	21,923,664	21,968,107	20,222,015

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
			May 27, 2003
	Nine Months Ended		Through
	September 30,		September 30,
	2004	2003	2004

Net cash provided by/ (used in) operating activities	$1,064,401	$(201,406)	$764,973

Cash flows from investing activities:
Purchases of equipment	(3,717)	-	(4,719)

Net cash used in investing activities	(3,717)	-	(4,719)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	-	336,355	-
Repayment of related party advances (Note 2)	(43,624)	(460,349)	(100,223)
Proceeds from promissory notes issued to related parties (Note 2)	47,690	-	134,240
Repayment of related party promissory notes (Note 2)	(314,893)	-	(350,217)
Proceeds from convertible promissory note (Note 3)	276,138	390,984	858,754
Repayment of convertible promissory notes (Note 3)	(111,958)	-	(111,958)
Payments on capital lease obligation	(6,331)	(2,615)	(12,071)
Proceeds from stock options exercised	-	-	6,300

Net cash provided by/(used in) financing activities	(152,978)	264,375	424,825

Effect of exchange rate changes on cash	(28,337)	(48,187)	(303,489)

Net change in cash	879,369	14,782	881,590
Cash, beginning of period	$3,751	$1,280	1,530

Cash, end of period	$883,120	$16,062	$883,120

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$70	$63	$1,270

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

Note 2 - Related Party Transactions

As of December 31, 2003, two affiliates owed the Company a total of $14,514. During the nine months ended September 30, 2004, the affiliates repaid the entire balance.

As of December 31, 2003, the Company owed an affiliate $43,624. During the nine months ended September 30, 2004, the Company repaid the entire balance.

As of December 31, 2003, the Company owed two shareholders for promissory notes totaling $294,773. During the nine months ended September 30, 2004, a shareholder advanced the Company an additional $47,690 and the Company repaid $314,893. The remaining balance of $27,570 is included in the accompanying condensed consolidated financial statements as “Notes payable to related parties”.

As of December 31, 2003, the Company owed an affiliate $43,624 for expenses paid on behalf of the Company. During the nine months ended September 30, 2004, the affiliate paid an additional $54,580 in expenses on behalf of the Company. As of September 30, 2004 the Company had repaid the entire $98,204 balance owed to the affiliate. The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $51,831 for the nine months ended September 30, 2004.

Note 3 - Long-Term Debt

As of December 31, 2003, the Company owed an unrelated third party for a convertible promissory note totaling $582,616. During the nine months ended September 30, 2004, the Company received additional proceeds under the note totaling $276,138 and repaid $111,958, which resulted in a net increase in the balance owed on the note to $746,796 at September 30, 2004. The note carries an eight percent interest rate and mature on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the notes totaled $62,721 at September 30, 2004.

Note 4 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Note 5 – Shareholders’ Deficit

During the nine months ended September 30, 2004, the Company issued 50,000 shares of its common stock to its attorney in exchange for legal services. The transaction was valued based on the value of the services rendered. The Company recorded $37,500 as stock-based compensation for the nine months ended September 30, 2004.

Following is a schedule of changes in shareholders’ deficit for the nine months ended September 30, 2004:

			Common	Additional		Cumulative
	Common stock		Stock	Paid-In	Accumulated	Translation

	Shares	Amount	Options	Capital	Deficit	Adjustment	Total
Balance, January 1, 2004	21,923,663	$21,924	$201,220	$1,300,239	$(2,654,047)	$(266,565)	$(1,397,229)

Stock issued in exchange for
services ($.75/share)	50,000	50	-	37,450	-	-	37,500
Comprehensive income:
Net income	-	-	-	-	1,159,827	-	1,159,827
Cumulative translation adj	-	-	-	-	-	(28,337)	(28,337)
Comprehensive income	-	-	-	-	-	-	1,131,490
Balance, September 30, 2004	21,973,663	$21,974	$201,220	$1,337,689	$(1,494,220)	$(294,902)	$(228,239)

Common Stock Options

The following schedule summarizes the Company’s stock option activity for the nine months ended September 30, 2004:

	Options Outstanding			Options Exercisable			Weighted Average
	Number of	Exercise Price		Number of	Exercise Price		Exercise Price
	Shares	Per Share		Shares	Per Share		Per Share

Balance at December 31, 2003....	2,475,000	$0.30 to $	1.00	2,475,000	$0.30 to $	1.00	$0.68
Options granted	1,000,000		$0.60	145,000		$0.60	$0.60
Options exercised	-		-	-		-	$-
Options expired/canceled	-		-	-		-	$-

Balance at September 30, 2004	3,475,000	$0.30 to $	1.00	2,620,000	$0.30 to $	1.00	$0.66

Stock options - employees

During the nine months ended September 30, 2004, the Company granted 1,000,000 options to an employee. The options carry an exercise price of $.60 per share and expire on July 1, 2011. 100,000 options vested immediately on the date of grant. The remaining 900,000 options vested evenly, each month, through July 1, 2009. The Company’s common stock had a market value of $.60 on the date of grant. As a result, no stock-based compensation was recognized in accordance with APB 25. The weighted average exercise price and weighted average fair value of the options as of December 31, 2003 were $.60 and $.417, respectively.

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for the granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.01%
Dividend yield	0.00%
Volatility factor	90.14%
Weighted average expected life	5 years

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

	Nine Months
	Ended
	September 30,
	2004
Net income, as reported		$1,159,827

Pro forma net income	. $	1,099,362

Basic and diluted net income per
common share, as reported		$0.05

Pro forma basic and diluted net income
per common share		$0.05

Note 6 – Litigation Settlement

In March 2002, Hewlett-Packard Company ("HP") was granted a license to distribute a trial version of the WordLogic Predictive Keyboard. In December 2002, the Company filed a Copyright infringement claim, as well as related claims under California State law, against HP in the United States District Court for the Northern District of California, San Jose Division. The case was scheduled for trial in October 2004. Although HP continued to deny liability, on July 22, 2004, the parties signed a settlement agreement whereby HP agreed to pay the Company $2 million in exchange for the Company agreeing to release its claims and dismiss the lawsuit. The settlement has now been completed. The Company's attorneys retained $400,000 out the settlement as payment for fees and costs related to the case, and the remainder has been paid to the Company. The net gain on the settlement, totaling $1,600,000, is included in the accompanying condensed statements of operations as an extraordinary gain.

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

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2004

The Company reports net income of $1,432,560 for the 3-months ended September 30, 2004 or a $0.07 gain per share versus a net loss of $55,304 for the 3-months ended June 30, 2003 or a $0.00 loss per share.

Net income for the 3-months ended September 30, 2004 of $1,432,560 is comprised of loss from operations of $149,770; interest expenses of $17,837 and an extraordinary gain of $1,600,000 recorded from cash received as the result of settling the lawsuit discussed in Note 6 of the accompanying financial statements and in the section “Legal Proceedings”. The comparative net loss for the 3-months ended September 30, 2003 of $55,304 is comprised of loss from operations of $49,480 and interest expenses of $5,824.

Revenues during this period were $995 vs. $2,735 for the comparative prior period. The decrease in revenue was due to an unexpected delay in the release of v4.1 of the WordLogic Predictive Keyboard. The majority of the Company’s software was unavailable for sale for a period of approximately 4 months.

Liquidity and Capital Resources

During the 9-months ended September 30, 2004 the Company's cash position increased by $879,269. Net cash provided by operating activities totaled $1,064,400; $152,978 was used in financing activities primarily the repayment of convertible promissory notes and related party debts; $3,717 was used in investing activities; and $28,337 was used through currency fluctuations as a result in the strengthening of the Canadian dollar during the period, the domestic currency of the Company’s costs of operations. Of the $1,064,400 provided by operating activities, $1,600,000 was provided by the lawsuit cash settlement discussed above; $368,160 was used in the payment of accounts payable/accrued liabilities and the remainder was used in loss from operations and interest expenses.

During the 9-months ended September 30, 2003 the Company's cash position increased by $14,782. Net cash used in operating activities totaled $201,406; $264,375 was provided through financing activities primarily from proceeds from Company’s convertible promissory notes; $48,187 used due to the effect of exchange rates changes.

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

The Company presently markets its software in seven languages to consumers using online commerce engines such as handango.com and pocketgear.com. In addition, the Company has trial versions of its software available on a number of international websites. Historically, the Company has not generated significant revenue from these direct sales to consumers.

In the 3-months ended September 30, 2004 the Company commenced with the development of a desktop version of its Predictive Keyboard. Currently nearing the end of the development stage, a Beta version will be released in late November 2004 with the commercial release expected in Q1 2005. The Company believes this new product will have widespread appeal with desktop users of all ages and typing skills.

The Company’s growth plan is to generate additional revenue through the enforcement of its intellectual property rights. On March 4, 2004, the Company’s first Patent was granted (see below). As its patent portfolio of five additional patents becomes crystallized, the Company will claim royalty rights from any software applications, operating systems or handheld wireless devices that infringe upon existing or future patents. These patents will provide the foundation for Company’s expandable technology and are expected provide broad coverage and a commercial pathway to increase revenue streams through the enforcement of intellectual property rights.

In addition, the Company intends to license its technology to OEM’s and other software developers in return for a royalty based on the number of units sold and will continue to market its product to end users via its commerce engine and/or direct marketing programs. There are also numerous vertical market opportunities for the Company in terms of industry-specific applications, the learning disabled market, customized dictionaries and the use of the WordLogic technology by other software developers.

On November 16, 2004, the Company announced the appointment of Dr. David Stirling as Vice President of Business Development for the newly-created Educational Division. Prior to joining WordLogic, Dr. Stirling was Principal of Kyuquot Elementary Secondary School and Director of the Houpsitas Adult Learning Center in Kyuquot, British Columbia. Throughout his career, Dr Stirling has been developing individual education programs for students with learning difficulties. Dr. Stirling has utilized the WordLogic Predictive Keyboard™ with his students and has discovered that is a powerful tool in enabling individuals to communicate effectively.

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

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)

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

The case was scheduled for trial in October 2004. Although HP continued to deny liability, on July 22, 2004, the parties signed a settlement agreement whereby HP agreed to pay the Company $2 million in exchange for the Company agreeing to release its claims and dismiss the lawsuit. The settlement has now been completed. The Company's attorneys retained $400,000 out the settlement as payment for fees and costs related to the case, and the remainder has been paid to the Company. The net gain on the settlement, totaling $1,600,000, has been included in the financial statements for this reporting period as an extraordinary gain.

Item 2. Change in Securities and Use of Proceeds

During the nine months ended September 30, 2004, the Company issued 50,000 shares of its common stock to its attorney in exchange for legal services. The transaction was valued based on the value of the services rendered. The Company recorded $37,500 as stock-based compensation for the nine months ended September 30, 2004. The shares of stock were issued in a transaction we believe to be exempt from registration under Section 4(2) of the Securities Act,, The recipient of our stock was an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and he took his shares for investment purposes without a view to distribution. Furthermore, he had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

During the nine months ended September 30, 2004, the Company granted 1,000,000 options to an employee. The options carry an exercise price of $.60 per share and expire on July 1, 2011. 100,000 options vested immediately on the date of grant. The remaining 900,000 options vested evenly, each month, through July 1, 2009. The Company’s common stock had a market value of $.60 on the date of grant. As a result, no stock-based compensation was recognized in accordance with APB 25. The weighted average exercise price and weighted average fair value of the options as of December 31, 2003 were $.60 and $.417, respectively. The options were issued in a transaction we believe to be exempt from registration under Section 4(2) of the Securities Act,, The recipient of our stock was an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and he took his options for investment purposes without a view to distribution. Furthermore, he had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information

In July of 2004, the company entered into a 24 month employment agreement with its principal software developer. The agreement has a base salary of $100,000 per year and includes 1,000,000 stock options vesting monthly through July 2009 and expiring in July 2011. This agreement is included as an exhibit to this report.

In October of 2004, the company entered into an agreement for public relations and investor relations services with Makovosky & Company, Inc. The agreement projects professional services of $15,000 per month plus expenses. This agreement is included as an exhibit to this report.

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Item 6. Exhibits and Reports on Form 8-K

Exhibits

WordLogic Corporation includes herewith the following exhibits:

10.1	Employment and option agreements with Peter Knaven dated July 2004.
10.2	Public and investor relations professional services agreement with
Makovosky & Company, Inc., dated October 2004.
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

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

Date: November 18, 2004

By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: November 18, 2004

By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer