Form 10KSB
period 2004-12-31
WORDLOGIC CORP
filed 2005-04-14
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Issuer's revenues for the most recent fiscal year: $7,730

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $1.45 at March 05, 2005 is $12,025,970

The number of shares outstanding of WordLogic Corporation common stock is 21,951,663 as of December 31, 2004.

Documents Incorporated by Reference

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference within any part of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

WordLogic Corporation Annual Report

Table of Contents

Part I

Description of Business	3
Description of Property	9
Directors, Executive Officers, and Significant Employees	9
Remuneration of Directors and Officers	12
Security Ownership of Management and Certain Securityholders	13
Interest of Management and Others in Certain Transactions	14

Part II

Market Price of Dividends on Common Equity and Other Shareholder Matters	14
Changes In and Disagreements With Accountants	17
Submission of Matters to a Vote of Security Holders	17
Compliance with Section 16(a) of the Exchange Act	17
Additional Information	17

Part F/S

Financial Statements	18

Part III

Index to Exhibits	32
Description of Exhibits	32

Controls and Procedures	32
Code of Ethics	32
Principal Accountant Fees and Services	33
Signatures	34

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

The Company has authorized 100,000,000 shares of common stock, par value $.001 At December 31, 2004 21,951,663 shares of common stock were issued and outstanding.

Our common stock trades on the Over-the-Counter Bulletin Board under the OTCBB symbol "WLGC".

The Company has a December 31st fiscal year end.

WordLogic Corporation.

Description of Business

WordLogic Corporation is a technology company that delivers predictive interface solutions for computing devices ranging from small hand-held devices to conventional desktop computers. Incorporated in the United States, the company’s research, testing and marketing facilities are located in Vancouver, British Columbia, Canada.

WordLogic Corporation's principal activity is to research, develop, market, license and sell intellectual property including the WordLogic™ Predictive Keyboard. The company currently holds one patent for “Data Entry for Personal Computing Devices” and has five additional pending patents.

The WordLogic Predictive Keyboard software makes text and data entry fast, efficient and simple. Innovative in design and featuring high-speed text prediction, the software was originally designed for computing and communication devices with limited screen dimensions ranging from small hand-held devices such as PDAs and SmartPhones to larger in-vehicle or mounted touch screen devices.

The desktop version of the WordLogic software provides an on-screen, software-based keyboard that, with a single keystroke, begins predicting the next most common letter, words and with WordChunking™, automatically completes words and phrases. It is currently available in two languages, English and Dutch. The software will be available in French, German, Spanish, Italian, and Portuguese in the near future. The software is compatible with any device operating on the PC platform.

The WordLogic™ Predictive Keyboard has the ability to learn and adapt to a user’s vocabulary, which makes information entry more efficient each time it is used. Its patented word prediction and WordChunking™ technology allows for fast and accurate word completion especially for long or complex words and phrases.

How the Software Works

When a user types the first letter of a word, an on-screen keyboard highlights the next five most common letters as well as the most frequently used words beginning with the entered letters. As the user continues to type, the selection of words is narrowed down, providing the most likely word as selectable options in the prediction window.

The WordLogic Predictive Keyboard “intuitively” detects new words and allows them to be added on the fly to a

WordLogic Corporation.

user’s personal dictionary. A similar functionality is offered for phrases through use of Control-C.

WordLogic Corporation.

Marketing Plan

The Company presently markets its Desktop software online. In addition, the Company markets its PDA software in seven languages to consumers using online commerce engines such as handango.com and pocketgear.com. The company intends to license its technology to OEMs and other software developers in return for a royalty based on the number of units sold and will continue to market its product to end users via the Web and direct marketing programs. There are also numerous vertical market opportunities for the company in terms of industry-specific applications. For example the learning disabled market, customized dictionaries and the use of the WordLogic technology by other software developers.

The Company also intends to generate royalty income from the licensing and sale of its intellectual property including the WordLogic™ Predictive Keyboard and its patent portfolio.

2004 Business Activities

On March 4, 2004, the Company’s first Patent was granted. As its patent portfolio of five additional patents becomes crystallized, the Company will claim royalty rights from any software applications, operating systems or handheld wireless devices that infringe upon existing or future patents. These patents will provide the foundation for Company’s expandable technology and are expected provide broad coverage and a commercial pathway to increase revenue streams through the enforcement of intellectual property rights.

The Company released version 4.1 of its PDA software in March 2004.

On July 23, 2004 the Company reached a settlement agreement with Hewlett Packard Company regarding a copyright infringement claim, as well as related claims, filed by the Company against Hewlett Packard Company in the United States District Court. The Company realized a net gain on the settlement totaling $1,600,000

During the year ended December 31, 2004 the Company commenced with the development of a desktop version of its Predictive Keyboard ™. On February 15, 2005 the company announced the availability of a preview version of Predictive Keyboard™ for Desktop PCs and on March 31, 2005 the Company commercially released the new software via download on its website and also on a USB Flash Drive through its e-commerce engine.

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

WordLogic Corporation.

Executive Summary of Results of Operations

For the years ended December 31 (thousands except per share amounts)	2004	2003	2002

Revenue	$8	$16	$15
Operating expenses	620	721	374

Loss from operations	(612)	(705)	(358)
Other expenses	24	36	45
Extraordinary gain	1,600	-	-

Net income (loss)	$964	$(741)	$(403)
Total assets	$313	$63	$ NP
Basic and diluted income (loss) per share:
Loss before extraordinary gain	$(0.03)	$(0.04)	$(0.02)
Extraordinary gain	$0.07	-	-
Net gain or (loss) per share	$0.04	$(0.04)	$(0.02)
Weighted average common shares outstanding:
Basic	21,979	20,925	18,023
Diluted	23,375	20,925	18,023

All dollar amounts are in US dollars and in conformity with US GAAP. This information should be read in conjunction with the
Company’s consolidated financial statements and notes.
NP = Not provided

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2004 the Company reached a settlement agreement with Hewlett Packard Company regarding a copyright infringement claim, as well as related claims, filed by the Company against Hewlett Packard Company in the United States District Court. The Company realized a net gain on the settlement totaling $1,600,000 due to this extraordinary item. For the fiscal year ending December 31, 2004 the Company recorded a net income after extraordinary item of $964,326. The Company experienced a net loss before extraordinary item of $635,674 primarily comprised of selling, general and administrative expenses of $315,070, research and development costs of $181,443, rent expense of $72,908, and stock-based compensation costs of $50,795. The company continues to experience limited revenues from royalties; which were $7,730 for the year ended December 31, 2004.

During the fiscal year ending December 31, 2003 the Company experienced a net loss of $741,148 primarily comprised of selling, general and administrative expenses of $318,661, stock-based compensation costs of $202,358, research and development costs of $133,847, and rent expenses of $65,773.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2004 operating activities provided the Company $634,604 in cash, due to a net income of $964,326 contributed to by the extraordinary gain on litigation settlement of $1,600,000. Cash used in investing activities totaled $15,633 for purchases of equipment. Cash used in financing activities totaled $263,565; including repayment of promissory notes and advances totaling approximately $790,000, and proceeds from promissory notes and advances totaling approximately $538,000. Exchange rates on cash and cash equivalents used $97,095; as compared to the prior year of $270,371 due to the strengthening of Canadian currency versus U.S. currency during fiscal year 2003. The resultant overall net increase in cash and cash equivalents was $258,310; where the beginning balance for the fiscal period was $3,751, the resultant balance for the period was $262,061.

WordLogic Corporation.

During the fiscal year ending December 31, 2003 financing activities provided the Company $640,162 in cash, primarily from funds received under a convertible promissory note of $582,616. Advances to and from related parties provided $52,777 in cash and the proceeds from stock options exercised provided $12,276 in cash. $366,917 was used in operating activities and $1,002 was used in investing activities, while exchange rates on cash and cash equivalents used $270,371 due to the strengthening of Canadian currency versus U.S. currency during the year. The resultant overall net increase in cash and cash equivalents was $1,872; where the beginning balance for the fiscal period was $1,879, the resultant balance for the period was $3,751.

WordLogic has and may continue to supplement cash flows from sales with additional equity and debt financing. Expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

The Company’s management has historically and continues to satisfy cash requirements through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity. There is no assurance the Company will achieve profitable operations.

Patents & Trademarks

Six patent applications have been filed by the Company’s subsidiary, 602531 British Columbia Ltd., for “Method, system and media for entering data in a personal computing device” in the United States, Canada and Europe. In connection with one of the European patent applications, the European Patent Office granted European Patent No. 1171813 on March 4, 2004. European Patent No. 1171813 covers 8 countries: Germany, France, the United Kingdom, Italy, Finland, Spain, the Netherlands and Portugal.

On January 12, 2005 two patent applications were filed by the Company’s subsidiary, 602531 British Columbia Ltd., for “Method, system, apparatus and computer readable media for directing input associated with a keyboard-type device” in the United States and internationally under the Patent Cooperation Treaty. On March 24, 2005, a further related patent application was filed in Canada.

Through its subsidiary, 602531 British Columbia Ltd., the Company has obtained U.S. Trademark Registration No. 2,774,468 and Canadian Trademark Registration TMA576,700 for the WORDLOGIC trademark. The WORDLOGIC trademark was registered in the United States on October 21, 2003 and in Canada on February 28, 2003. A European Community Trade Mark Application for WORDLOGIC has been approved by the Community Trade Mark Office and is pending registration.

Employees

WordLogic Corporation currently has four officers, two are engaged by management or consulting contracts and two are employed at will. WordLogic Corporation also employs one software programmer and developer, engaged through an employment contract.

WordLogic Corporation.

Description of Property

Office facilities

WordLogic Corporation rents office space from an affiliate on a month-to-month basis. Monthly rent payments vary based on the amount of office space utilized by the Company. For 2004, office rent incurred by the Company totaled $72,908 (2003 - $65,773) including the Company’s proportionate share of utilities, property taxes and common area maintenance costs.

Property and equipment

Property and equipment consisted of the following at December 31, 2004:

Office equipment	$2,444
Computer equipment	89,319
Computer software	2,280
Furniture and fixtures	9,659

103,702
Less: accumulated depreciation	(75,202)

$28,500

Equipment Under Capital Lease

WordLogic Corporation has no equipment under Capital Lease at December 31, 2004.

Directors, Executive Officers, and Significant Employees

The following information sets forth the names of the officers and directors of WordLogic Corporation

NAME	POSITION	TENURE

Frank R. Evanshen	President and CEO	May 27, 2003 to present
650 West Georgia Street, Suite 2400	Director
Vancouver, B. C., Canada V6B 4N7
T. Allen Rose	Chief Financial Officer	May 27, 2003 to present
650 West Georgia Street, Suite 2400	Director
Vancouver, B. C., Canada V6B 4N7
Mark Dostie	Chief Technology Officer	May 27, 2003 to present
650 West Georgia Street, Suite 2400
Vancouver, B. C., Canada V6B 4N7
Dr. David Stirling	Executive Vice President	November 16, 2004 to present
650 West Georgia Street, Suite 2400	Business Development
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

WordLogic Corporation.

Dr. David Stirling serves as Vice President of Business Development for WordLogic Corporation.

Prior to joining WordLogic, Dr. Stirling was Principal of Kyuquot Elementary Secondary School and Director of the Houpsitas Adult Learning Center in Kyuquot, British Columbia. Throughout his career, Dr Stirling has been developing individual education programs for students with learning difficulties.

Employment History

Employer	Title	Dates of Position

WordLogic Corporation	VP of Business Development	November 16, 2004 to present
Houpsitas Adult Learning Center	Director	2000 to 2004
Kyuquot Elementary Secondary School Principal		1999 to 2004
Education	Location	Date

PhD - Kinesiology	University of Saskatchewan	1981
MA - Education	George Washington University	1972
BSc	University of Guelph	1971

The directors of WordLogic Corporation. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of WordLogic Corporation.

All Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the company's Directors.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

The board of directors of WordLogic Corporation has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, T. Allen Rose possesses the attributes of an Audit committee financial expert. T. Allen Rose is the Chief Financial Officer and a Director of WordLogic Corporation. WordLogic does not have a designated Audit Committee and relies on the board of directors to perform those functions. T. Allen Rose is not independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation through a consulting agreement for his executive services to WordLogic and is an affiliated person.

No non-compete or non-disclosure agreements exist between the management of WordLogic Corporation and any prior or current employer.

All key personnel are employees or under contracts with of WordLogic Corporation.

WordLogic Corporation has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities. No loans of any kind are currently contemplated between WordLogic Corporation and any officer or director.

None of WordLogic Corporation’s officers, directors, key personnel, or 10% stockholders has guaranteed or co-signed any bank debt, obligation, or any other indebtedness pertaining to WordLogic Corporation.

WordLogic Corporation.

Remuneration of Directors and Officers

Compensation Summary

				SUMMARY COMPENSATION TABLE
			Annual Compensation				Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($CAD)	($)	(#)	($)	($)

Frank Evanshen (1)	2004	0	0	125,000	0	0	0	0
President and Director	2003	0	0	100,000	0	0	0	0
	2002	0	0	100,000	0	0	0	0

T. Allen Rose (2)	2004	0	0	62,000	0	0	0	0
Secretary and Director	2003	0	0	48,000	0	0	0	0
	2002	0	0	48,000	0	0	0	0

Mark Dostie (3)	2004	0	0	65,951	0	0	0	0
Technology Officer	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	$188,000	0	0

Dr. David Stirling (4)	2004	0	0	10,000	0	0	0	0
Executive Vice President

Notes:

(1)	The Company paid management fees of $CAD 150,000 during fiscal year 2004 to MCC Meridian Capital Corp., a company controlled by Mr. Evanshen. MCC Meridian Capital Corp. is operating under a management agreement requiring monthly payments of $CAD 16,111,67 and a provision for 700,000 options vesting over a three year period beginning April 1, 2003. 100,000 options are exercisable at US$0.30 and 600,000 options are exercisable at US$1.00

(2)	The Company paid consulting fees of $CAD 62,000 during fiscal year 2004 to Mr. Rose. Mr. Rose is engaged under a consulting agreement requiring monthly payments of $CAD 6,000. Mr. Rose has also been granted 250,000 options vesting over a three year period beginning April 1, 2003. 50,000 options are exercisable at US$0.30 and 200,000 options are exercisable at US$1.00

(3)	The Company issued 1,000,000 stock options to Mr. Dostie as performance incentive compensation. They vest over a three year period beginning April 1, 2003. 600,000 options are exercisable at US$0.30 and 200,000 options are exercisable at US$0.57

(4)	The Company paid consulting fees of $CAD 10,000 during fiscal year 2004 to Dr. Stirling. Dr. Stirling is engaged under a consulting agreement requiring monthly payments of $CAD 5,000. Dr. Stirling has also been granted 100,000 options vesting over a three year period beginning November 10, 2004.exercisable at US$0.60.

As of December 31, 2004, WordLogic Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

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

Mr. Peter Knaven has an employment agreement with WordLogic Corporation for his employment as a Software Programmer and Developer for the Company.

Security Ownership of Management and Certain Securityholders

The following set forth; as of April 13, 2005; the beneficial ownership of WordLogic Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly.

Common Stock

	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Owner	Acquirable	of Class (1)

Frank R. Evanshen, President, Director	6,755,383	802,636	31.7%
3710 Southridge Place
West Vancouver, BC
MCC Meridian Capital Corp.	783,671	0	3.3%
(an entity controlled by Frank R, Evanshen)
650 West Georgia Street, #2400
Vancouver, BC
Harold Gunn	6,054,836	0	25.4%
1116 Ironwork Passage
Vancouver, BC
T. Allen Rose, CFO and Director	32,000	327,960	1.5%
724 Colborne Street
New Westminster, BC
Mark Dostie, Technology Officer	0	761,862	3.2%
5580 Woodpecker Drive.
Richmond, BC
Total Shares of 5% or more Beneficial Ownership	13,625,890	1,892,458	65.1%
Total Shares of Officers and Directors as a group	7,571,054	1,892,458	39.7%
Total Shares Issued and Outstanding:	21,951,663, if all exercised per note (1) 23,844,121

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Notes:

(1) Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after April 13, 2005.

The following lists such beneficial owners and the amount of shares of common stock, of the number of shares shown in the preceding table, to which such beneficial owners have the right to acquire within the stated 60 day period:

Name of Beneficial Owner	Number of Shares Acquirable

Frank R. Evanshen	802,636
Mark Dostie	761,862
T. Allen Rose	327,960

WordLogic Corporation.

Interest of Management and Others in Certain Transactions

As of December 31, 2003, the Company owed an affiliate $45,788 for working capital advances. During the year ended December 31, 2004, the affiliate advanced an additional $69,388 to the Company. The Company repaid the balance of $115,176 during the year.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $72,908 and $65,773 during the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2003, the Company had notes payable due to an affiliate and a principal shareholder in the amount of $294,773. During the year ended December 31, 2004, the affiliate advanced the Company an additional $163,844. The Company repaid the principal balance of $458,617 and related interest of $107,864. Interest on the notes commenced on October 1, 2001 at rates ranging from ten to fifteen percent. Interest expense totaled $19,763 and $27,008 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the Company had $-0- notes payable due to related parties.

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently a limited public market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol “WLGC”. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of March 21, 2005):

Period Ending	High	Low	Close

March 2005	$1.70	$1.15	$1.45
December 2004	2.20	1.28	2.15
September 2004	0.34	0.20	0.26
June 2004	1.35	0.52	0.60
March 2004	1.70	1.25	1.46
December 2003	2.15	1.68	1.90
September 2003	1.87	1.48	1.80
June 2003	2.40	1.96	2.00

The company has never paid dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company's business.

Holders

WordLogic Corporation had 21,951,663 shares of common stock issued and outstanding as of December 31, 2004. Approximately 157 shareholders hold shares directly and an undeterminable number of shareholders hold shares indirectly through brokerage accounts.

WordLogic Corporation.

Recent Sales of Unregistered Securities

During the years ended December 31, 2004 and 2003, the Company issued 71,600 and 4,066 restricted shares, respectively, of its common stock in exchange for consulting services and payables. The transactions were recorded based on the value of the services rendered. The Company recorded $40,451 and $1,138 as stock-based compensation for the years ended December 31, 2004 and 2003, respectively. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

During the year ended December 31, 2004, the Company issued 16,400 shares of its common stock to unrelated third parties as payment for account payables related to consulting services. The shares issued in the transaction were valued based on the value of the services rendered. The Company’s payables were reduced by $7,004 as a result of the stock transaction. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

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

Common Stock Options

During the year ended December 31, 2004, the Company granted 1,010,000 options to employees. The options carry exercise price of $0.60 per share and expires through June 1, 2011. Options granted vest on a monthly interval and certain options vest immediately. The Company’s common stock had a market value ranging from $0.60 to $1.50 per share on the date of grant. As a result, the Company recognized stock-based compensation totaling $9,000 in accordance with APB 25. The weighted average exercise price and weighted average fair value of the options as of December 31, 2004 were $0.60 and $0.61, respectively.

During the year ended December 31, 2004, the Company granted a consultant options to purchase 100,000 shares of the Company’s common stock. The options carry an exercise price of $0.60 per share and vest on a monthly interval. The Company determined the fair value of the options at $0.48 per share and recorded stock based compensation of $1,344 in accordance with SFAS 123.

WordLogic Corporation.

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

Equity Compensation Plan Information

The following table provides information as of April 13, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)

Equity compensation plans
approved by shareholders(1)(2)	3,325,000	$0.68	0
Equity compensation plans	1,500,000	$1.75	1,500,000
not approved by shareholders(1)
Total	4,825,000	$1.01	1,500,000
(1) Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.
(2) Approved by shareholders of WordLogic Corporation prior to the merger in May of 2003.

WordLogic Corporation.

Changes In and Disagreements with Accountants on Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Submission of Matters to a Vote of Security Holders

WordLogic Corporation conducted an Annual Meeting of Shareholders on June 17, 2004; for the purpose of considering and acting upon the following:

1.	The election of two (2) directors to the Board of Directors,
2.	Approval of Independent Public Accountant, and
3.	Approval to increase the number of authorized common shares of the corporation.

All matters were voted on and passed at the Annual Meeting of Shareholders.

Final voting results were reported in WordLogic Corporation’s Quarterly Report on Form 10-QSB for the period ending June 30, 2004; as filed with the Securities and Exchange Commission on August 13, 2004.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2004 were filed.

Additional Information

Reports on Form 8-K

On February 16, 2005, WordLogic Corporation filed a Report on Form 8-K disclosing Other Events – Press Release; announcing a preview version of Predictive Keyboard ™ for Desktop PCs.

On January 26, 2005, WordLogic Corporation filed a Report on Form 8-K disclosing Other Events – Press Release; announcing details as pertaining to a new patent application.

On July 26, 2004, WordLogic Corporation filed a Report on Form 8-K disclosing Other Events – Press Release; announcing a settlement regarding WordLogic’s alleged copyright infringement suit against Hewlett-Packard.

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

WordLogic Corporation.

Financial Statements

Contents
Page

Independent Auditors’ Report	18
Financial Statements
Consolidated Balance Sheet at December 31, 2004	19
Consolidated Statements of Operations
for the years ended December 31, 2004 and 2003	20
Consolidated Statement of Shareholder's Deficit
from January 1, 2003 through December 31, 2004	21
Consolidated Statements of Cash Flows
for the years ended December 31, 2004 and 2003	22
Notes to Consolidated Financial Statements	23 - 30

Independent Auditors' Report

To the Board of Directors and Shareholders of
WordLogic Corporation:

We have audited the accompanying consolidated balance sheet of WordLogic Corporation and its subsidiary (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation and its subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant operating losses since inception and has a net capital deficit at December 31, 2004, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck, LLP

Cordovano and Honeck, LLP
Denver, Colorado
March 18, 2005

WordLogic Corporation and Subsidiary

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2004

	Assets

Current assets:
Cash		$262,061
Account receivables		7,151
Prepaid expenses		15,563

Total current assets		284,775

Property and equipment, net of
accumulated depreciation of $75,202 (Note 3)		28,500

Total assets		$313,275

	Liabilities and Shareholders’ Deficit

Current Liabilities:
Accounts payable, trade		$97,733
Accrued expenses		6,640
Accrued interest		15,154

Total current liabilities		119,527

Long-term debt:
Convertible note payable (note 4)		665,943

Total liabilities		785,470

Shareholders’ deficit (note 5):
Common stock, $.001 par value, 100,000,000 shares authorized,
21,951,663 shares issued and outstanding		21,952
Additional paid-in capital		1,559,232
Accumulated deficit		(2,264,854)
Equity accumulated during development stage		575,133
Cumulative translation adjustment		(363,660)

Total shareholders’ deficit		(472,197)

Total liabilities and shareholders’ deficit		$313,275

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2004	December 31, 2003

Royalty revenue	$7,730	$15,568

Operating expenses:
Stock-based compensation (Note 5):
Common stock options	10,344	201,220
Consulting services	40,451	1,138
Rent, related party (Note 2)	72,908	65,773
Selling, general and administrative	315,070	318,661
Research and development	181,443	133,847

Total operating expenses	620,216	720,639

Loss from operations	(612,486)	(705,071)

Interest income	1,760	-
Interest expense:
Related parties (Note 2)	(19,763)	(27,008)
Other	(57,131)	(16,056)
Gain on settled payables	51,945	6,987

Loss before income taxes and
extraordinary item	(635,674)	(741,148)

Income tax provision (Note 7)	-	-

Loss before extraordinary item	(635,674)	(741,148)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0- (Note 6)	1,600,000	-

Net income (loss)	$964,326	$(741,148)

Basic and diluted income (loss) per share:
Loss before extraordinary item	$(0.03)	$(0.04)

Extraordinary gain	$0.07	$-

Net income (loss)	$0.04	$(0.04)

Weighted average common shares outstanding
Basic	21,979,496	20,925,000

Diluted	23,375,422	20,925,000

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Deficit

					Equity	Cumulative
					(Deficit)	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated	Development	Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, January 1, 2003	18,801,818	$18,802	$1,289,947	$(1,912,899)	-	$3,806	$(600,344)
Common stock options
exercised (Note 5)	210,773	211	12,065	-	-	-	12,276
Common stock issued in exchange
for services (Note 5)	4,066	4	1,134	-	-	-	1,138
Common stock options
granted (Note 5)	-	-	201,220	-	-	-	201,220
Net loss	-	-	-	(351,955)	-	-	(351,955)

Balance, prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	-	3,806	(737,665)

Reverse merger with The
American West.com, Inc. (Note 1)	2,907,006	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60
Comprehensive loss:
Net loss	-	-	-	-	(389,193)	-	(389,193)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(659,564)

Balance, December 31, 2003	21,863,663	$21,864	$1,501,519	$(2,264,854)	$(389,193)	$(266,565)	$(1,397,229)

Common stock issued in exchange
for services and payables (Note 5)	88,000	88	47,369	-	-	-	47,457
Common stock options granted
(Note 5)	-	-	10,344	-	-	-	10,344
Comprehensive income:
Net income	-	-	-	-	964,326	-	964,326
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	867,231

Balance, December 31, 2004	21,951,663	$21,952	$1,559,232	$(2,264,854)	$575,133	$(363,660)	$(472,197)

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net income (loss)	$964,326	$(741,148)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	11,416	12,057
Common stock issued for services and payables	47,457	1,138
Common stock options granted	10,344	201,220
Changes in current assets and liabilities:
Receivables	27,891	(22,881)
Other assets	(15,563)	-
Accounts payable and accrued liabilities	(338,321)	118,641
Accrued interest payable	(72,947)	64,056

Net cash provided by (used in) operating activities	634,604	(366,917)

Cash flows from investing activities:
Purchases of equipment	(15,633)	(1,002)

Net cash used in investing activities	(15,633)	(1,002)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	69,388	58,150
Repayment of related party advances (Note 2)	(115,176)	(56,599)
Proceeds from promissory notes issued to related parties (Note 2)	163,844	86,550
Repayment of related party promissory notes (Note 2)	(458,617)	(35,324)
Proceeds from convertible promissory note	299,852	582,616
Repayment of convertible promissory notes	(216,525)	-
Payments on capital lease obligation	(6,331)	(7,507)
Proceeds from stock options exercised	-	12,276

Net cash (used in) provided by financing activities	(265,565)	640,162

Effect of exchange rate changes on cash	(97,095)	(270,371)

Net change in cash	258,310	1,872
Cash, beginning of year	3,751	1,879

Cash, end of year	$262,061	$3,751

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$168,029	$1,200

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

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7,

Accounting and Reporting by Development Stage Enterprises. The $575,133 income recognized by the Company from May 27, 2003 through December 31, 2004, which includes the extraordinary gain of $1,600,000 is included in the accompanying consolidated financial statements as “equity accumulated during development stage”.

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

Reclassification

Certain balances for the year ended December 31, 2003, have been reclassified to conform with the current year presentation with no effect on net income.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

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

Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and other liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. The debt obligations are carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

Foreign Currency Translation

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

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

Earnings (loss) per share

The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of common shares issuable upon the exercise of stock options are included in diluted net income per share to the extent such shares are dilutive.

During the years ended December 31, 2004 and 2003, there was no variance between basic and diluted loss per share.

(2) Related Party Transactions

As of December 31, 2003, the Company owed an affiliate $45,788 for working capital advances. During the year ended December 31, 2004, the affiliate advanced an additional $69,388 to the Company. The Company repaid the balance of $115,176 during the year.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $72,908 and $65,773 during the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2003, the Company had notes payable due to an affiliate and a principal shareholder in the amount of $294,773. During the year ended December 31, 2004, the affiliate advanced the Company an additional $163,844. The Company repaid the principal balance of $458,617 and related interest of $107,864. Interest on the notes commenced on October 1, 2001 at rates ranging from ten to fifteen percent. Interest expense totaled $19,763 and $27,008 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the Company had $-0- notes payable due to related parties.

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

(3) Property and Equipment

Property and equipment consisted of the following at December 31, 2004:

Office equipment	$2,444
Computer equipment	89,319
Computer software	2,280
Furniture and fixtures	9,659

103,702
Less accumulated depreciation	(75,202)

$28,500

Depreciation expense totaled $11,416 and $12,057 for the years ended December 31, 2004 and 2003, respectively.

(4) Convertible Note Payable

At December 31, 2003, the Company had a convertible promissory note outstanding in the amount of $582,616. During the year ended December 31, 2004, the Company received additional proceeds of $299,852 and repaid $216,525 of the principal balance and $60,205 of accrued interest. The note has a face value of up to $1,000,000 which carries an eight percent interest rate and matures on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. As of December 31, 2004, the convertible promissory note has an outstanding principal balance of $665,943 and accrued interest of $15,154 reflected on the accompanying consolidated financial statement. Interest expense during the year ended December 31, 2004 totaled $57,131.

(5) Shareholders’ Deficit

Common Stock

During the years ended December 31, 2004 and 2003, the Company issued 71,600 and 4,066 restricted shares, respectively, of its common stock in exchange for consulting services and payables. The transactions were recorded based on the value of the services rendered. The Company recorded $40,451 and $1,138 as stock-based compensation for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, the Company issued 16,400 shares of its common stock to unrelated third parties as payment for account payables related to consulting services. The shares issued in the transaction were valued based on the value of the services rendered. The Company’s payables were reduced by $7,004 as a result of the stock transaction.

During the years ended December 31, 2003, common stock option holders exercised options to purchase 210,773 shares of the Company’s common stock. The Company received proceeds totaling $12,276 for the exercised options.

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

Common Stock Options

A summary of changes in the number of stock options outstanding for the years ended December 31, 2004 and 2003 is as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share

Balance at January 1, 2003	1,625,773	$0.40
Options granted	1,600,000	$0.47
Options exercised	(210,773)	$0.06
Options expired/canceled	(540,000)	$0.48

Balance at December 31, 2003	2,475,000	$0.68
Options granted	1,110,000	$0.60
Options exercised	-	$-
Options expired/canceled	(260,000)	$0.57

Balance at December 31, 2004	3,325,000	$0.68
Options exercisable
at December 31, 2003	1,375,000	$0.56
Options exercisable
at December 31, 2004	1,917,778	$0.76

Summarized information about stock options outstanding as of December 31, 2004 is as follows:

	Outstanding		Exercisable

	Number of	Remaining Life	Number of
Exercise Price at:	Options	(in years)	Options

$0.30	600,000	3.3	516,667
$0.57	600,000	3.3	600,000
$0.60	1,110,000	4.2	202,778
$1.00	1,015,000	4.1	598,333

	3,325,000		1,917,778

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

Stock options - employees

During the year ended December 31, 2004, the Company granted 1,010,000 options to employees. The options carry exercise price of $0.60 per share and expires through June 1, 2011. Options granted vest on a monthly interval and certain options vest immediately. The Company’s common stock had a market value ranging from $0.60 to $1.50 per share on the date of grant. As a result, the Company recognized stock-based compensation totaling $9,000 in accordance with APB 25. The weighted average exercise price and weighted average fair value of the options as of December 31, 2004 were $0.60 and $0.61, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for the granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Risk-free interest rate	1.01-2.03%	2.50%
Dividend yield	0.00%	0.00%
Volatility factor	90.14-99.90%	40.73%
Weighted average expected life	1-5 years	1 year

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

	For the Years Ended
	December 31,
	2004	2003
Net income (loss), as reported	$959,621	$(741,148)

Pro forma net income (loss)	$880,391	$(787,348)

Basic and diluted net income (loss)
per common share, as reported	$0.04	$(0.04)

Pro forma basic and diluted net income
(loss) per common share	$0.04	$(0.04)

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

Stock options - non-employees

During the year ended December 31, 2004, the Company granted a consultant options to purchase 100,000 shares of the Company’s common stock. The options carry an exercise price of $0.60 per share and vest on a monthly interval. The Company determined the fair value of the options at $0.48 per share and recorded stock based compensation of $1,344 in accordance with SFAS 123 .

During the year ended December 31, 2003, the Company granted a consultant options to purchase 600,000 shares of the Company’s common stock, of which 540,000 were cancelled prior to December 31, 2003. The options carry exercise prices ranging from $.30 to $.57 per share. The Company determined the fair value of the options at $0.15 and $0.36 per share and recorded stock based compensation of $13,220, in accordance with SFAS 123.

(6) Litigation Settlement

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

(8) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended
	December 31,

	2004	2003

U.S. federal statutory graduated rate	34.00%	34.00%
Net operating loss for which tax
benefit is currently available	-34.00%	-34.00%

	0.00%	0.00%

At December 31, 2004, the Company has a net operating loss carryforward for federal income tax purposes of approximately $1,098,891, which was fully allowed for in the valuation allowance of $1,098,891. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2004 and 2003 was $964,326 and $251,990, respectively. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2023.

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

WordLogic Corporation Annual Report

Index to Exhibits

WordLogic Corporation includes as exhibits to the Company’s Annual Report on Form 10-KSB:

3.1	Articles of Incorporation
3.2	Bylaws
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15d-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Description of Exhibits

Exhibits 3.1 and 3.2
Articles of Incorporation, as amended, of WordLogic Corporation
Bylaws of the Corporation
Exhibit 14.1
Code of Ethics of WordLogic Corporation
Exhibits 31.1 and 31.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
Exhibits 32.1 and 32.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b))
and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

Code of Ethics

WordLogic Corporation has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is included as an exhibit to this annual report

WordLogic Corporation Annual Report

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2004 and 2003 were: $9,400 and $8,350, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2004 and 2003 were: $0 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2004 and 2003.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2004 and 2003.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2004. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Date April 14, 2005

/S/ Frank R. Evanshen

Frank R. Evanshen, President
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WordLogic Corporation

(Registrant)

Date April 14, 2005

/S/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date April 14, 2005

/S/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer