Form 10QSB
period 2005-03-31
WORDLOGIC CORP
filed 2005-05-16
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity as of
March 31, 2005 – 21,951,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

WORDLOGIC CORPORATION

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheet

(Unaudited)

March 31, 2005

	Assets

Cash		$47,453
Account receivables		12,265
Employee advance		8,215
Prepaid expenses		15,403
Equipment and equipment, net of accumulated depreciation of $	96,986	6,716

Total assets		$90,052

	Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable:
Trade		$119,000
Related party (Note 2)		8,065
Accrued expenses		6,572
Accrued interest		28,629
Notes payable (Note 3):
Convertible		519,451
Other		240,000

Total liabilities		921,717

Stockholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
21,951,663 shares issued and outstanding		21,952
Additional paid-in capital		1,623,011
Accumulated deficit		(2,264,854)
Equity accumulated during development stage		162,753
Cumulative translation adjustment		(374,527)

Total shareholders' deficit		(831,665)

Total liabilities and shareholders’ deficit		$90,052

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations

(Unaudited)

			May 27, 2003
	For the Three Months Ended		Through
	March 31,		March 31,
	2005	2004	2005

Royalty revenue	$2,910	$2,982	$15,613

Operating expenses:
Stock based compensation (Note 5):
Common stock options	77,000	-	87,344
Consulting services	-	37,500	40,451
Rent, related party (Note 2)	21,291	12,611	109,958
Selling, general and administrative	167,399	68,419	752,981
Research and development	148,612	19,223	414,647

Total operating expenses	414,302	137,753	1,405,381

Loss from operations	(411,392)	(134,771)	(1,389,768)

Other income (expenses):
Interest income	-	-	1,760
Interest expense:
Related parties	-	(6,437)	(34,377)
Other	(13,538)	(12,392)	(79,357)
Gain on settled payables	12,550	-	64,495

Loss before income taxes
and extraordinary item	(412,380)	(153,600)	(1,437,247)

Income tax provision (Note 4)	-	-	-

Loss before extraordinary item	(412,380)	(153,600)	(1,437,247)

Net extraordinary gain
on litigation settlement,
less applicable income taxes of $-0-	-	-	1,600,000

Net income (loss)	$(412,380)	$(153,600)	$162,753

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average
common shares outstanding	21,951,663	21,923,663

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			May 27, 2003
	For the Three Months Ended		Through
	March 31,		March 31,
	2005	2004	2005

Net cash provided by (used in) operating activities	$(304,088)	$(74,562)	$29,338

Cash flows from investing activities:
Purchases of equipment	-	(1,643)	(16,635)

Net cash used in investing activities	-	(1,643)	(16,635)

Cash flows from financing activities:
Proceeds from related party advances	-	-	69,388
Repayment of related party advances	-	(5,002)	(171,775)
Proceeds from promissory notes issued to related parties	-	15,750	250,394
Repayment of related party promissory notes	-	(23,689)	(493,941)
Proceeds from convertible promissory note	-	85,201	882,468
Repayment of convertible promissory notes (Note 3)	(139,653)	-	(363,016)
Proceeds from other promissory note (Note 3)	240,000	-	240,000
Payments on capital lease obligation	-	(2,358)	(12,071)
Proceeds from stock options exercised	-	-	6,300

Net cash provided by financing activities	100,347	69,902	407,747

Effect of exchange rate changes on cash	(10,867)	15,528	(374,527)

Net change in cash	(214,608)	9,225	45,923
Cash, beginning of period	$262,061	$3,751	1,530

Cash, end of period	$47,453	$12,976	$47,453

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$31	$169,260

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2004, and should be read in conjunction with the notes thereto. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. Financial data presented herein are unaudited.

Note 2 - Related Party Transactions

As of March 31, 2005, the Company owed an affiliate $8,065 for administrative services provided to the Company. This obligation is included in the accompanying condensed consolidated financial statements as “Accounts payable, related party”.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $21,291 for the three months ended March 31, 2005.

Note 3 – Notes Payable

As of December 31, 2004, the Company owed an unrelated third party for a convertible promissory note totaling $659,104. During the three months ended March 31, 2005, the Company repaid $139,653, which reduced the balance owed on the note to $519,451 at March 31, 2005. The note carries an eight percent interest rate and matures on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the note totaled $26,947 at March 31, 2005. On March 1, 2005, the Company obtained $240,000 from an unrelated third party in exchange for a promissory note. No amounts were repaid as of March 31, 2005. The note is unsecured, carries an eight percent interest rate and matures on March 1, 2007. Accrued interest payable on the note totaled $1,682 at March 31, 2005.

Future maturities of the notes payable are as follows:

Year ended December 31,

2006	$519,451
2007	240,000

$759,451

Note 4 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Note 5 – Shareholders’ Deficit

Common Stock Options

The following schedule summarizes the Company’s stock option activity for the three months ended March 31, 2005:

	Options Outstanding			Options Exercisable			Weighted Average
	Number of	Exercise Price		Number of	Exercise Price		Exercise Price
	Shares	Per Share		Shares	Per Share		Per Share

Balance at January 1, 2005	3,325,000	$0.30 to $	1.00	2,915,000	$0.30 to $	1.00	$0.76
Options granted	1,500,000		$1.75	349,999		$1.75	$1.75
Options exercised	-		-	-		-	$-
Options expired	(400,000)		$0.57	(400,000)		$0.57	$0.57

Balance at March 31, 2005	4,425,000	$0.30 to $	1.75	2,864,999	$0.30 to $	1.75	$1.00

Stock options - employees

During the three months ended March 31, 2005, the Company granted two officers options to purchase 1,500,000 shares of the Company’s common stock. The options carry an exercise price of $1.75 per share and expire on February 11, 2008. 300,000 options vested immediately on the date of grant. The remaining 1,200,000 options vested evenly, each month, through February 11, 2007. The Company’s common stock had a market value of $1.93 on the date of grant. The total value of the stock options was calculated at $330,000 in accordance with APB 25, of which $77,000 was recorded as stock-based compensation at March 31, 2005 for the 330,000 options that had vested as of March 31, 2005. The weighted average exercise price and weighted average fair value of the above options as of March 31, 2005 were $1.75 and $0.959, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for the granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.36%
Dividend yield	0.00%
Volatility factor	66.145%
Weighted average expected life	3 years

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

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

Three Months
Ended
March 31,
2005
Net income, as reported	$(412,380)

Stock-based employee compensation,
as reported	$77,000

Stock-based employee compensation,
fair value	$335,650

Pro forma net income	$(671,030)

Basic and diluted net income per
common share, as reported	$(0.02)

Pro forma basic and diluted net income
per common share	$(0.03)

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2004

The Company reports a net loss of $412,380 for the 3-months ended March 31, 2005 or a $0.02 loss per share; versus a net loss of $153,600 for the 3-months ended March 31, 2004 or a $0.01 loss per share.

The net loss for the 3-months ended March 31, 2005 of $412,380 is primarily comprised of loss from operations of $411,392. The comparative net loss for the 3-months ended March 31, 2004 of $153,600 is comprised of loss from operations of $134,771 and interest expenses of $18,829. The increase in net loss is primarily due to significant increases in selling, general and administrative expenses, and research and development expense; stock based compensation for the period increased $39,500 for the 3-month period ending March 31, 2005 as compared to the period ending March 31, 2004.

Revenues during this period were $2,910 vs. $2,982 for the comparative prior period.

Liquidity and Capital Resources

During the 3-months ended March 31, 2005 the Company's cash position decreased by $214,608. Net cash used in operating activities totaled $304,088; and, $100,347 was provided through financing activities through proceeds of $240,000 from a promissory note vs. $139,653 used for repayment of convertible promissory notes. The effect of exchange rates of cash was a decrease of $10,867.

During the 3-months ended March 31, 2004 the Company's cash position increased by $9,225. Net cash used in operating activities totaled $74,562; and, $69,902 was provided through financing activities primarily from proceeds from promissory notes.

The Company has incurred losses from operations since inception and at March 31, 2005 had $47,453 in cash and a capital deficit of $831,665. The Company requires additional funds to implement it business plan, develop its products and market them. These matters raise doubt about the Company’s ability to continue as a going concern. The Company is currently not receiving sufficient cash flow from revenues nor have cash reserves sufficient to maintain operations for the next 12 months. Revenues from sales of our products will need increase and additional financing through debt or equity financing will be required to continue operations. Management is constantly seeking additional financing and while it has successfully done this in the past, there is no assurance that it will continue to be able to do so in the future. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity. There is no assurance the Company will achieve profitable operations.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Management Plan of Operations

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

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None during the three month period ending March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2005 the Board adopted a “2005 Stock Incentive Plan” reserving 3,000,000 common shares for issuance under the plan. During the three months ended March 31, 2005, the Company granted the President 1,000,000 options and the CFO 500,000 options to purchase the Company’s common stock. The options carry an exercise price of $1.75 per share and expire on February 11, 2008. 300,000 options vested immediately on the date of grant. The remaining 1,200,000 options vested evenly, each month, through February 11, 2007. The Company’s common stock had a market value of $1.93 on the date of grant. The total value of the stock options was calculated at $330,000 in accordance with APB 25, of which $77,000 was recorded as stock-based compensation at March 31, 2005 for the 330,000 options that had vested as of March 31, 2005. All options/shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their options/shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None, for the period ending March 31, 2005.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

WordLogic Corporation includes herewith the following exhibits:

10	Loan Agreement and Promissory note, EH&P Investments AG , March 1, 2005
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)
32.2	Certification of Principal Accounting Officer (18 U.S.C. 1350)
99	2005 Stock Incentive Plan, Adopted February 15, 2005

Reports on Form 8-K

January 26, 2005
WordLogic Corporation filed a Report on Form 8-K with the Securities and Exchange Commission;
re. Press Release: WordLogic Unveils Details of New Patent Application.
February 16, 2005
WordLogic Corporation filed a Report on Form 8-K with the Securities and Exchange Commission;
re. Press Release: WordLogic Announces Preview Version of Predictive Keyboard ™ for Desktop PCs.

WORDLOGIC CORPORATION

(A  DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation

Date: May 13, 2005	By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: May 13, 2005	By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer