Form 10QSB
period 2005-06-30
WORDLOGIC CORP
filed 2005-08-19
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
COMMISSION FILE NUMBER: 000-32865

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2005: 21,951,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

WORDLOGIC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2005

Assets

Cash	$17,227
Account receivables	11,724
Property and equipment, net of accumulated depreciation of $98,797	4,905

Total assets	$33,856

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$84,301
Accrued expenses	407
Accrued interest	45,044
Notes payable (Note 3):
Convertible	565,464
Other	370,000

Total liabilities	1,063,216

Stockholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
21,951,663 shares issued and outstanding	21,952
Additional paid-in capital	1,751,218
Accumulated deficit	(2,264,854)
Equity accumulated during development stage	(78,033)
Cumulative translation adjustment	(459,643)

Total shareholders' deficit	(1,029,360)

Total liabilities and shareholders’ deficit	$33,856

See accompanying notes to condensed consolidated financial statements. 3

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Operations (Unaudited)

					May 27, 2003
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Royalty revenue	$ 1,095	$1,888	$ 4,005	$4,870	$ 16,708

Operating expenses:
Stock based compensation (Note 5):
Common stock options	33,000	-	110,000	-	120,344
Consulting services	-	-	-	37,500	40,451
Rent, related party (Note 2)	20,969	19,323	42,260	31,934	130,927
Selling, general and administrative	124,364	59,513	291,763	127,932	877,345
Research and development	69,535	22,722	218,147	41,945	484,182

Total operating expenses	247,868	101,558	662,170	239,311	1,653,249

Loss from operations	(246,773)	(99,670)	(658,165)	(234,441)	(1,636,541)

Other income (expenses):
Interest income	-	-	-	-	1,760
Interest expense:
Related parties	-	(5,542)	-	(11,979)	(34,377)
Other	(16,494)	(13,921)	(30,032)	(26,313)	(95,851)
Gain on settled payables	22,481	-	35,031	-	86,976

Loss before income taxes and
extraordinary item	(240,786)	(119,133)	(653,166)	(272,733)	(1,678,033)

Income tax provision (Note 4)	-	-	-	-	-

Loss before extraordinary item	(240,786)	(119,133)	(653,166)	(272,733)	(1,678,033)

Net extraordinary gain on
litigation settlement, less
applicable income taxes of $-0-	-	-	-	-	1,600,000

Net income (loss)	$ (240,786)	$(119,133)	$ (653,166)	$(272,733)	$ (78,033)

Basic and diluted loss per share	$ (0.01)	$(0.01)	$ (0.03)	$(0.01)

Weighted average
common shares outstanding	21,951,663	21,973,663	21,951,663	21,961,163

See accompanying notes to condensed consolidated financial statements. 4

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Cash Flows (Unaudited)

			May 27, 2003
	For the Six Months Ended		Through
	June 30,		June 30,
	2005	2004	2005

Net cash provided by (used in) operating activities	$ (423,415)	$(140,816)	$(89,785)

Cash flows from investing activities:
Purchases of equipment	-	(1,799)	(16,635)

Net cash used in investing activities	-	(1,799)	(16,635)

Cash flows from financing activities:
Proceeds from related party advances	-	-	69,388
Repayment of related party advances	-	(6,053)	(171,775)
Proceeds from promissory notes issued to related parties	-	32,215	250,394
Repayment of related party promissory notes	-	(111,418)	(493,941)
Proceeds from convertible promissory note	44,013	187,619	926,481
Repayment of convertible promissory notes (Note 3)	(139,653)	-	(363,016)
Proceeds from other promissory note (Note 3)	370,000	-	370,000
Payments on capital lease obligation	-	(4,763)	(12,071)
Proceeds from stock options exercised	-	-	6,300

Net cash provided by financing activities	274,360	97,600	581,760

Effect of exchange rate changes on cash	(95,779)	52,570	(459,643)

Net change in cash	(244,834)	7,552	15,697

Cash, beginning of period	$ 262,061	$3,751	1,530

Cash, end of period	$ 17,227	$11,303	$17,227

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$31	$169,260

See accompanying notes to condensed consolidated financial statements. 5

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

Note 2 - Related Party Transactions

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $42,260 for the six months ended June 30, 2005.

Note 3 – Notes Payable

As of December 31, 2004, the Company owed an unrelated third party for a convertible promissory note totaling $659,104. During the six months ended June 30, 2005, the Company received additional proceeds of $44,013 and repaid $139,653, which reduced the balance owed on the note to $563,464 at June 30, 2005. The note carries an eight percent interest rate and matures on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the note totaled $37,475 at June 30, 2005. On March 1, 2005, the Company obtained $370,000 from an unrelated third party in exchange for a promissory note. No amounts were repaid as of June 30, 2005. The note is unsecured, carries an eight percent interest rate and matures on March 1, 2007. Accrued interest payable on the note totaled $7,569 at June 30, 2005.

Future maturities of the notes payable are as follows:

Year ended December 31,

2006	$563,464
2007	370,000

$933,464

Note 4 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Note 5 – Shareholders’ Deficit

Common Stock Options

The following schedule summarizes the Company’s stock option activity for the six months ended June 30, 2005:

	Options Outstanding		Options Exercisable		Weighted Average

	Number of	Exercise Price	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Shares	Per Share	Per Share

Balance at January 1, 2005	3,325,000	$0.30 to $1.00	2,605,000	$0.30 to $1.00	$0.76
Options granted	1,500,000	$1.75	499,999	$1.75	$1.75
Options exercised	-	$-	-	$-	$-
Options expired	-	$-	-	$-	$-

Balance at June 30, 2005	4,825,000	$0.30 to $1.75	3,104,999	$0.30 to $1.75	$1.00

Stock options - employees

During the three months ended March 31, 2005, the Company granted two officers options to purchase 1,500,000 shares of the Company’s common stock. The options carry an exercise price of $1.75 per share and expire on February 11, 2008. 300,000 options vested immediately on the date of grant. The remaining 1,200,000 options vested evenly, each month, through February 11, 2007. The Company’s common stock had a market value of $1.93 on the date of grant. The total value of the stock options was calculated at $330,000 in accordance with APB 25, of which $110,000 was recorded as stock-based compensation at June 30, 2005 for the 499,999 options that had vested as of June 30, 2005. The weighted average exercise price and weighted average fair value of the options as of December 31, 2003 were $1.75 and $.959, respectively.

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

Six Months
Ended
June 30,
2005

Net income, as reported	$(653,166)

Stock-based employee compensation,
as reported	$110,000

Stock-based employee compensation,
fair value	$479,500

Pro forma net income	$(1,022,666)

Basic and diluted net income per
common share, as reported	$(0.03)

Pro forma basic and diluted net income
per common share	$(0.05)

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2005

The Company reports a net loss of $653,166 for the 6-months ended June 30, 2005 or a $0.03 loss per share; versus a net loss of $272,733 for the 6-months ended June 30, 2004 or a $0.01 loss per share.

The net loss for the 6-months ended June 30, 2005 of $653,166 is primarily comprised of loss from operations of $658,165; offset by approximately $5,000 realized as net other income. The comparative net loss for the 6-months ended June 30, 2004 of $272,733 is comprised of loss from operations of $234,441 and interest expenses of $38,292. The increase in net loss is primarily due to significant increases in selling, general and administrative expenses, and research and development expense; also, stock based compensation was $110,000 for the 6-month period ending June 30, 2005 as compared to $-0- for the period ending June 30, 2004.

Revenues during this period were $4,005 vs. $4,870 for the comparative prior period.

Results of Operations for the Three-Months Ended June 30, 2005

The Company reports a net loss of $240,786 for the 3-months ended June 30, 2005 or a $0.01 loss per share; versus a net loss of $119,133 for the 3-months ended June 30, 2004 or a $0.01 loss per share.

The net loss for the 3-months ended June 30, 2005 of $240,786 is primarily comprised of loss from operations of $246,773; offset by approximately $6,000 realized as net other income. The comparative net loss for the 3-months ended June 30, 2004 of $119,133 is comprised of loss from operations of $99,670 and interest expenses of $19,463. The increase in net loss is primarily due to significant increases in selling, general and administrative expenses, and research and development expense; also, stock based compensation was $33,000 for the 3-month period ending June 30, 2005 as compared to $-0- for the period ending June 30, 2004.

Revenues during this period were $1,095 vs. $1,888 for the comparative prior period.

Liquidity and Capital Resources

During the 6-months ended June 30, 2005 the Company's cash position decreased by $244,834. Net cash used in operating activities totaled $423,415; and, $274,360 was provided through financing activities through proceeds of $414,013 from convertible and other promissory notes vs. $139,653 used for repayment of convertible promissory notes. The effect of exchange rates of cash was a decrease of $95,779.

During the 6-months ended June 30, 2004 the Company's cash position increased by $7,552. Net cash used in operating activities totaled $140,819; and, $97,600 was provided through financing activities primarily from proceeds from promissory notes. The effect of exchange rates of cash was an increase of $52,570.

The Company has incurred losses from operations since inception and at June 30, 2005 had $17,227 in cash and a capital deficit of $1,029,360. The Company requires additional funds to implement it business plan, develop its products and market them. These matters raise doubt about the Company’s ability to continue as a going concern. The Company is currently not receiving sufficient cash flow from revenues nor have cash reserves sufficient to maintain operations for the next 12 months. Revenues from sales of our products will need to increase and additional financing through debt or equity financing will be required to continue operations. Management is constantly seeking additional financing and while it has successfully done this in the past, there is no assurance that it will continue to be able to do so in the future. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity. There is no assurance the Company will achieve profitable operations.

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

WordLogic Corporation's principal activity is to research, develop, market, license and sell intellectual property including the WordLogic™ Predictive Keyboard. The company currently holds one European patent for “Data Entry for Personal Computing Devices” and has five additional pending patents in the United States and Canada.

The Company presently markets its Desktop software online. In addition, the Company markets its PDA software in seven languages to consumers using online commerce engines such as handango.com, pocketgear.com and pocketland.de. The company intends to license its technology to OEMs and other software developers in return for a royalty based on the number of units sold and will continue to market its product to end users via the Web and direct marketing programs. There are also numerous vertical market opportunities for the company in terms of industry-specific applications. For example the learning disabled market, customized dictionaries and the use of the WordLogic technology by other software developers.

The Company also intends to generate royalty income from the licensing and sale of its intellectual property including the WordLogic™ Predictive Keyboard and its patent portfolio. On June 28, 2005, the Company announced that it intended to actively explore patent infringement related to European distribution of software products that infringe WordLogic's European Patent No. 1171813 (the "Patent") for the invention "Data Entry for Personal Computing Devices". This Patent encompasses the technology embodied in the WordLogic(TM) Predictive Keyboard as well as a wide range of existing software applications in widespread use in the world today.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None, for the period ending June 30, 2005.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the period ending June 30, 2005.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending June 30, 2005.
Item 5.	Other Information
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

Reports on Form 8-K
July 8, 2005
WordLogic Corporation filed a Report on Form 8-K with the Securities and Exchange Commission;
re: Section 3 -Securities and Trading Markets, Item 3.02 – Unregistered Sales of Equity Securities.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation

Date: August 19, 2005

By: /s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: August 19, 2005

By: /s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer