Form 10QSB
period 2005-09-30
WORDLOGIC CORP
filed 2005-11-21
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to
	COMMISSION FILE NUMBER:	000-32865

WORDLOGIC CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	88-0422023

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 West Georgia Street, Suite 2400
Vancouver, British Columbia, Canada V6B 4N7
(Address of principal executive offices)

(604) 257-3600

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2005: 22,582,434 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	WORDLOGIC CORPORATION

	Index
		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9
Item 3.	Controls and Procedures	11
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURES		13

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet (Unaudited) September 30, 2005

Assets

Cash	$63,463
Account receivables	10,134
Property and equipment, net of accumulated depreciation of $82,888	22,367

Total assets	$95,964

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$55,059
Accrued expenses	427
Accrued interest	66,480
Notes payable (Note 3):
Convertible	476,064
Other	370,000

Total liabilities	968,030

Stockholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
22,582,434 shares issued and outstanding	22,582
Additional paid-in capital	2,309,946
Accumulated deficit	(2,264,854)
Equity accumulated during development stage	(350,773)
Cumulative translation adjustment	(588,967)

Total shareholders' deficit	(872,066)

Total liabilities and shareholders’ deficit	$95,964

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Operations (Unaudited)

					May 27, 2003
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Royalty revenue	$ 6,987	$995	$ 10,992	$5,865	$ 23,695

Operating expenses:
Stock based compensation (Note 5):
Common stock options	33,000	-	143,000	-	153,344
Consulting services	-	-	-	37,500	40,451
Rent, related party (Note 2)	21,729	19,897	63,989	51,831	152,656
Selling, general and administrative	128,945	39,788	420,708	167,720	1,006,290
Research and development	77,724	91,080	295,871	133,025	561,906

Total operating expenses	261,398	150,765	923,568	390,076	1,914,647

Loss from operations	(254,411)	(149,770)	(912,576)	(384,211)	(1,890,952)

Other income (expenses):
Interest income	-	167	-	167	1,760
Interest expense:
Related parties	-	(1,935)	-	(13,914)	(34,377)
Other	(18,660)	(15,902)	(48,692)	(42,215)	(114,511)
Gain on settled payables	-	-	35,362	-	87,307

Loss before income taxes and
extraordinary item	(273,071)	(167,440)	(925,906)	(440,173)	(1,950,773)

Income tax provision (Note 4)	-	-	-	-	-

Loss before extraordinary item	(273,071)	(167,440)	(925,906)	(440,173)	(1,950,773)

Net extraordinary gain on
litigation settlement, less
applicable income taxes of $-0-	-	1,600,000	-	1,600,000	1,600,000

Net income (loss)	$ (273,071)	$1,432,560	$ (925,906)	$1,159,827	$ (350,773)

Basic and diluted loss per share:
Loss before extraordinary item	$ (0.01)	$(0.01)	$ (0.04)	$(0.02)

Extraordinary item	$ -	$0.07	$ -	$0.07

Net income (loss)	$ (0.01)	$0.06	$ (0.04)	$0.05

Weighted average
common shares outstanding	22,582,433	21,973,663	22,035,766	21,968,107

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Cash Flows (Unaudited)

			May 27, 2003
	Nine Months Ended		Through
	September 30,		September 30,
	2005	2004	2005

Net cash provided by (used in) operating activities	$ (568,698)	$1,061,400	$(235,272)

Cash flows from investing activities:
Purchases of equipment	(1,553)	(3,717)	(18,188)

Net cash used in investing activities	(1,553)	(3,717)	(18,188)

Cash flows from financing activities:
Proceeds from related party advances	-	-	69,388
Repayment of related party advances	-	(43,624)	(171,775)
Proceeds from promissory notes issued to related parties	-	47,960	250,394
Repayment of related party promissory notes	-	(314,893)	(493,941)
Proceeds from convertible promissory note	44,013	276,139	926,481
Repayment of convertible promissory notes (Note 3)	(227,053)	(111,958)	(450,416)
Proceeds from other promissory note (Note 3)	370,000	-	370,000
Payments on capital lease obligation	-	(6,331)	(12,071)
Proceeds from sale of common stock	410,000	-	410,000
Proceeds from stock options exercised	-	-	6,300

Net cash (used in) provided by financing activities	596,960	(152,977)	904,360

Effect of exchange rate changes on cash	(225,307)	(28,337)	(588,967)

Net change in cash	(198,598)	876,369	61,933

Cash, beginning of period	$ 262,061	$3,751	1,530

Cash, end of period	$ 63,463	$880,120	$63,463

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$31	$169,260

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

Note 2 - Related Party Transactions

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $63,989 for the nine months ended September 30, 2005.

Note 3 – Notes Payable

As of December 31, 2004, the Company owed an unrelated third party for a convertible promissory note totaling $659,104. During the nine months ended September 30, 2005, the Company received additional proceeds of $44,013 and repaid $227,053, which reduced the balance owed on the note to $476,064 at September 30, 2005. The note carries an eight percent interest rate and matures on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the note totaled $50,647 at September 30, 2005.

On March 1, 2005, the Company obtained $370,000 from an unrelated third party in exchange for a promissory note. No amounts were repaid as of September 30, 2005. The note is unsecured, carries an eight percent interest rate and matures on March 1, 2007. Accrued interest payable on the note totaled $15,833 at September 30, 2005.

Future maturities of the notes payable are as follows:

Year ended December 31,

2006	$476,064
2007	370,000

$846,064

Note 4 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

WORDLOGIC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Note 5 – Shareholders’ Deficit

Common Stock Sales

During July 2005, the Company conducted a private placement offering whereby it sold 630,770 units at a price of $.65 per unit. Each unit consisted on one share of the Company’s common stock and one warrant to purchase another share of common stock at $1.25 per share. The warrants may be exercised over a period of two years. The Company received proceeds of $410,000. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Common Stock Awards

The following schedule summarizes the Company’s stock awards activity for the nine months ended September 30, 2005:

	Awards Outstanding			Awards Exercisable			Weighted Average

	Number of	Exercise Price		Number of	Exercise Price		Exercise Price
	Shares	Per Share		Shares	Per Share		Per Share

Balance at January 1, 2005	3,325,000	$0.30 to	$1.00	2,605,000	$0.30 to	$1.00	$0.76
Awards granted	2,130,770	$1.25 to	$1.75	1,605,769	$1.25 to	$1.75	$1.60
Awards exercised	-		$-	-		$-	$-
Awards expired	-		$-	-		$-	$-

Balance at September 30, 2005	5,455,770	$0.30 to	$1.75	4,210,769	$0.30 to	$1.75	$0.99

Stock options - employees

During the three months ended March 31, 2005, the Company granted two officers options to purchase 1,500,000 shares of the Company’s common stock. The options carry an exercise price of $1.75 per share and expire on February 11, 2008. 300,000 options vested immediately on the date of grant. The remaining 1,200,000 options vested evenly, each month, through February 11, 2007. The Company’s common stock had a market value of $1.93 on the date of grant. The total value of the stock options was calculated at $330,000 in accordance with APB 25, of which $143,000 was recorded as stock-based compensation at September 30, 2005 for the 649,999 options that had vested as of September 30, 2005. The weighted average exercise price and weighted average fair value of the options on the date of grant were $1.75 and $.959, respectively.

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

Nine Months
Ended
September 30,
2005

Net income, as reported	$(925,906)

Stock-based employee compensation,
as reported	$143,000

Stock-based employee compensation,
fair value	$623,350

Pro forma net income	$(1,406,256)

Basic and diluted net income per
common share, as reported	$(0.04)

Pro forma basic and diluted net income
per common share	$(0.06)

Note 6 – Subsequent Event

During October 2005, the Company sold an additional 200,000 units under its private placement offering at a price of $.65 per unit (see Note 5). The Company received proceeds of $130,000. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. Following the sale, the Company’s common stock issued and outstanding increased to 22,782,434 shares.

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

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2005

The Company reports a net loss of $925,906 for the nine-months ended September 30, 2005 or a $0.04 loss per share; versus a net gain of $1,159,827 for the nine-months ended September 30, 2004 or a $0.05 gain per share. The net loss for the nine-months ended September 30, 2005 of $925,906 is primarily comprised of loss from operations of $912,576. Selling, general and administrative expenses for the period were $420,708; research and development costs were $295,871; stock-based compensation totaled $143,000; and, rent expenses totaled $63,989. Revenues during the period were $10,992.

The comparative loss from operations for the nine-months ended September 30, 2004 was $384,211. Selling, general and administrative expenses for the period were $167,720; research and development costs were $133,025; rent expenses totaled $51,831; and, stock-based compensation totaled $37,500. Revenues during the period were $5,865. Loss from operations and other income/expenses combined to total a net loss before extraordinary item of $440,173 for the nine-month period ending September 30, 2004; a net extraordinary gain on litigation settlement of $1,600,000 occurring during the period resulted in an overall net gain of $1,159,827 for the nine-month period which ended September 30, 2004.

The increase in operational expenses for the nine-month period ending September 30, 2005 as compared to the nine-month period ending September 30, 2004; was approximately $530,000. This significant increase was primarily due to an increase in selling, general and administrative expenses of approximately $250,000; an increase in research and development costs of approximately $160,000; and, an increase in stock-based compensation of $105,500.

Results of Operations for the Three-Months Ended September 30, 2005

The Company reports a net loss of $273,071 for the three-months ended September 30, 2005 or a $0.01 loss per share; versus a net gain of $1,432,560 for the three-months ended September 30, 2004 or a $0.06 gain per share. The net gain for the three-month period ending September 30, 2004 is comprised of a loss before extraordinary item of $167,440; plus a net extraordinary item gain on litigation settlement of $1,600,000 occurring during the three-month period ending September 30, 2004; and, therefore, a resultant overall gain for the period of $1,432,560.

The net loss for the three-months ended September 30, 2005 of $273,071 is primarily comprised of loss from operations of $254,411; plus, $18,660 of interest expenses. The comparative net loss before extraordinary item for the three-months ended September 30, 2004 of $167,740 is comprised of loss from operations of $149,770 and net interest expenses of $17,670. The increase in net loss is primarily due to increases in selling, general and administrative expenses of approximately $90,000; , also, stock based compensation was $33,000 for the three-month period ending September 30, 2005 as compared to $-0- for the period ending September 30, 2004.

Revenues during this period were $6,987 vs. $995 for the comparative prior period.

WORDLOGIC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources

During the nine-months ended September 30, 2005 the Company's cash position decreased by $198,598. Net cash used in operating activities totaled $568,698; and, $596,960 was provided through financing activities. The effect of exchange rates on cash was a decrease of $225,307.

During the nine-months ended September 30, 2004 the Company's cash position increased by $876,369. Net cash provided by operating activities totaled $1,061,400; and, $152,977 was used in financing activities. The effect of exchange rates on cash was a decrease of $28,337.

The Company has incurred losses from operations since inception and at September 30, 2005 had $63,463 in cash and a capital deficit of $872,066. The Company requires additional funds to implement it business plan, develop its products and market them. These matters raise doubt about the Company’s ability to continue as a going concern. The Company is currently not receiving sufficient cash flow from revenues nor have cash reserves sufficient to maintain operations for the next 12 months. Revenues from sales of our products will need to increase and additional financing through debt or equity financing will be required to continue operations. Management is constantly seeking additional financing and while it has successfully done this in the past, there is no assurance that it will continue to be able to do so in the future. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity. There is no assurance the Company will achieve profitable operations.

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

WORDLOGIC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

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

WORDLOGIC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2005, the Company conducted a private placement offering whereby it sold 630,770 units at a price of $.65 per unit. Each unit consisted on one share of the Company’s common stock and one warrant to purchase another share of common stock at $1.25 per share. The warrants may be exercised over a period of two years. The Company received proceeds of $410,000.

During October 2005, the Company sold an additional 200,000 units under its private placement offering at a price of $.65 per unit. The Company received proceeds of $130,000.

The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and those individuals or entities took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending September 30, 2005.
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

WordLogic Corporation

Date: November 21, 2005	By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: November 21, 2005	By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer