Form 10KSB/A
period 2003-12-31
WORDLOGIC CORP
filed 2006-04-12
CIK 1139614

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

650 West Georgia Street, Suite 2400
Vancouver, British Columbia, Canada V6B 4N7
(604) 257-3660

(Address of principal executive office & telephone number)

Nevada	88-0422023

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[ ] Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

[X] Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

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

WordLogic Corporation Annual Report

Table of Contents

Part I
Description of Business	4
Description of Property	7
Directors, Executive Officers, and Significant Employees	7
Remuneration of Directors and Officers	9
Security Ownership of Management and Certain Securityholders	10
Interest of Management and Others in Certain Transactions	10
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	11
Legal Proceedings	13
Changes In and Disagreements With Accountants	13
Submission of Matters to a Vote of Security Holders	13
Compliance with Section 16(a) of the Exchange Act	13
Reports on Form 8-K	14
Part F/S
Financial Statements	15
Part III
Index to Exhibits	32
Description of Exhibits	32

Controls and Procedures	33
Signatures	34

WordLogic Corporation.

Explanatory Note to Form 10KSB Amendment 1:

The Company has restated its December 31, 2003 consolidated financial statements to reflect the beneficial conversion feature associated with the convertible note payable discussed in Note 6 to the accompanying consolidated financial statements. The beneficial conversion, totaling $97,661, has been recognized as interest expense with a corresponding increase to additional paid-in capital in the accompanying consolidated financial statements.

Note 9 to the accompanying consolidated financial statements sets forth the effects of the restatement discussed above. Amounts reflected in the note as “As Previously Reported” represent those amounts included in the Company’s initial Annual Report on Form 10-KSB for the year ended December 31, 2003.

The revisions, consisting of the non-cash beneficial conversion discussed above, had no impact on the Company’s total shareholders’ deficit. Nevertheless, management considered it necessary to immediately restate the 2003 consolidated financial statements for transparency. The note holder did not take advantage of the imbedded beneficial conversion feature as of December 31, 2003.

Changes to our original Form 10KSB by this amendment are limited to those revisions related to the beneficial conversion expense discussed above. No other changes or updated disclosures have been made or are implied in this amended report. This amended discusses the state of the company as of the date of the original filing of Form 10KSB for the year ended December 31, 2003.

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

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2003 the Company experienced a net loss of $838,809 primarily comprised of selling, general and administrative expenses of $311,674, research and development costs of $133,847, stock-based compensation costs of $202,358, interest of $140,725, and rent expense of $65,773. For the prior fiscal year 2002, the Company experienced a net loss of $402,674 where selling, general and administrative expenses were $198,474, research and development costs were $82,371, stock-based compensation was $0, rent was $92,742 and interest was $44,819.

The increase in selling, general and administrative expenses is due primarily to an increase in marketing expenses. Research and development costs increased as a result of the legal costs associated with the Company’s patents. Rent expense decreased $26,969 a result of a rent-free period that was negotiated when the lease was renewed on the premises the Company occupies.

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

On May 27, 2003, the Company issued 19,016,657 shares of its common stock in exchange for all 19,016,657 outstanding common shares of WLDE, and the two companies merged. This merger has been treated as a recapitalization of WLDE, with the Company the legal surviving entity. Since the Company had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WLDE’s common stock for the Company’s net assets. At closing certain shareholders of the Company agreed to cancel approximately 95.14 percent of the Company’s common shares outstanding, leaving a total of 2,907,006 common shares outstanding. The Company issued 19,016,657 newly issued, restricted common shares to the shareholders of WLDE. Following the closing, the Company remained the surviving corporation with 21,923,663 common shares outstanding, of which the former shareholders of WLDE own approximately 86.74 percent. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. The transactions were an exchange resulting in an investment similar to the one originally entered into by the recipient(s), management and business operations remained constant for the recipient(s). Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

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

WordLogic Corporation.

Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	15
Financial Statements
Consolidated Balance Sheet at December 31, 2003	16
Consolidated Statements of Operations
for the years ended December 31, 2003 and 2002	17
Consolidated Statement of Shareholder's Deficit
for the years ended December 31, 2003 and 2002	18
Consolidated Statements of Cash Flows
for the years ended December 31, 2003 and 2002	19
Notes to Consolidated Financial Statements	20 - 27

Report of Independent Registered Public Accounting Firm

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

As described in Note 9 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003 and its consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2003 because of the subsequent discovery by management of the beneficial conversion feature discussed in Note 6.

Cordovano and Honeck, LLP Englewood, Colorado March 20, 2004 (except for Notes 6 and 9, as to which the date is April 3, 2006)

WordLogic Corporation (A Development Stage Company) CONSOLIDATED BALANCE SHEET December 31, 2003

Assets
As Restated
(see Note 9)

Current assets:
Cash	$3,751
Receivables	20,528

Total current assets	24,279

Due from related parties (Note 2)	14,514
Property and equipment, net of
accumulated depreciation of $50,255 (Note 3)	17,326
Equipment under capital lease, net of
accumulated depreciation of $13,532 (Note 4)	6,956

$63,075

Liabilities and Shareholders’ Deficit

Current Liabilities:
Capital lease obligation (Note 5)	$6,331
Accounts payable:
Related party (Note 2)	43,624
Other	380,883
Indebtedness to related party (Note 2)	45,788
Notes payable to related parties (Note 2)	294,773
Accrued interest payable:
Related party (Note 2)	88,101
Other	18,188

Total current liabilities	877,688

Long-term debt:
Convertible note payable (note 6)	582,616

Total liabilities	1,460,304

Shareholders’ deficit (note 7):
Common stock, $.001 par value, 25,000,000 shares authorized,
21,923,663 shares issued and outstanding	21,924
Common stock options outstanding – 2,475,000	201,220
Additional paid-in capital	1,397,900
Accumulated deficit	(2,278,794)
Deficit accumulated during development stage	(472,914)
Cumulative translation adjustment	(266,565)

Total shareholders’ deficit	(1,397,229)

$63,075

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Years Ended
	December 31, 2003	December 31, 2002
	As Restated
	(see Note 9)

Royalty revenue	$15,568	$15,420

Operating expenses:
Stock-based compensation (Note 7):
Common stock options	201,220	-
Consulting services	1,138	-
Rent, related party (Note 2)	65,773	92,742
Selling, general and administrative	311,674	198,474
Research and development	133,847	82,371

Total operating expenses	713,652	373,587

Loss from operations	(698,084)	(358,167)

Interest income	-	312
Interest expense:
Related parties (Note 2)	(27,008)	(42,233)
Beneficial conversion (Note 6)	(97,661)	-
Other	(16,056)	(2,586)

Loss before income taxes	(838,809)	(402,674)

Income tax provision (Note 8)	-	-

Net loss	$(838,809)	$(402,674)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average common shares outstanding	20,925,000	18,020,871

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation (A Development Stage Company) Consolidated Statement of Changes in Shareholders’ Deficit

							Cumulative
						Deficit	Translation
			Common			Accumulated	Adjustment
			Stock	Additional		During	Other
	Common Stock		Options	Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Outstanding	Capital	Deficit	Stage	Income/(Loss)	Total

				As Restated	As Restated	As Restated		As Restated
				(see Note 9)	(see Note 9)	(see Note 9)		(see Note 9)
Balance, January 1, 2002	17,631,605	$17,632	$ -	$ 663,013	$ (1,510,225)	$-	$ 26,455	$(803,125)
Common stock issued in exchange
for debt (Notes 2 and 7)	1,000,000	1,000	-	492,760	-	-	-	493,760
Common stock issued in exchange
for services (Note 7)	70,213	70	-	39,684	-	-	-	39,754
Sale of common stock (Note 7)	100,000	100	-	94,490	-	-	-	94,590
Comprehensive loss:
Net loss	-	-	-	-	(402,674)	-	-	(402,674)
Cumulative translation adjustment	-	-	-	-	-	-	(22,649)	(22,649)

Comprehensive loss	-	-	-	-	-	-	-	(425,323)

Balance, December 31, 2002	18,801,818	18,802	-	1,289,947	(1,912,899)	-	3,806	(600,344)

Common stock options
exercised (Note 7)	210,773	211	-	12,065	-	-	-	12,276
Common stock issued in exchange
for services (Note 7)	4,066	4	-	1,134	-	-	-	1,138
Common stock options
granted (Note 7)	-	-	201,220	-	-	-	-	201.220
Beneficial conversion on convertible
note payable (Note 6)	-	-	-	13,940	-	-	-	13,940
Net loss	-	-	-	-	(365,895)	-	-	(365,895)

Balance, prior to reverse merger	19,016,657	19,017	201,220	1,317,086	(2,278,794)	-	3,806	(737,665)

Reverse merger with The
American West.com, Inc. (Note 1)	2,907,006	2,907	-	(2,907)	-	-	-	-
Beneficial conversion on convertible
note payable (Note 6)	-	-	-	83,721	-	-	-	83,721
Comprehensive loss:
Net loss	-	-	-	-	-	(472,914)	-	(472,914)
Cumulative translation adjustment	-	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	-	(743,285)

Balance, December 31, 2003	21,923,663	$21,924	$ 201,220	$ 1,397,900	$ (2,278,794)	$(472,914)	$ (266,565)	$(1,397,229)

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2003	December 31, 2002
	As Restated
	(see Note 9)

Cash flows from operating activities:
Net loss	$(838,809)	$(402,674)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,057	16,549
Common stock issued for services	1,138	-
Common stock options granted	201,220	-
Beneficial conversion (Note 6)	97,661	-
Changes in current assets and liabilities:
Receivables	(22,881)	42,206
Other assets	-	14,440
Accounts payable and accrued liabilities	118,641	23,478
Accrued interest payable	64,056	42,233

Net cash used in operating activities	(366,917)	(263,768)

Cash flows from investing activities:
Advances paid to related parties (Note 2)	-	(10,410)
Collections of related party advances (Note 2)	-	1,210
Purchases of equipment	(1,002)	(1,200)

Net cash used in investing activities	(1,002)	(10,400)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	58,150	69,919
Repayment of related party advances (Note 2)	(56,599)	(25,682)
Proceeds from promissory notes issued to related parties (Note 2)	86,550	179,228
Repayment of related party promissory notes (Note 2)	(35,324)	(5,360)
Proceeds from convertible promissory note	582,616	-
Payments on capital lease obligation	(7,507)	(6,172)
Proceeds from stock options exercised	12,276	-
Bank overdraft, net	-	(8,692)
Proceeds from issuance of common stock	-	94,590

Net cash provided by financing activities	640,162	297,831

Effect of exchange rate changes on cash	(270,371)	(22,649)

Net change in cash	1,872	1,014

Cash, beginning of year	1,879	865

Cash, end of year	$3,751	$1,879

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$1,200	$250

Non-cash financing activities:
Common stock issued in exchange for accounts payable (Note 7)	$-	$39,754

Common stock issued in exchange for payment of
promissory notes issued to related party (Notes 2 and 7)	$-	$493,760

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

Reverse Merger

On March 11, 2003, WLC entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation-private company (“WCPC”), a British Columbia, Canada corporation. On May 27, 2003, WLC issued 19,016,657 shares of its common stock in exchange for all 19,016,657 outstanding common shares of WCPC, and the two companies merged. This merger has been treated as a recapitalization of WCPC, with WLC the legal surviving entity. Since WLC had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WCPC’s common stock for the net assets of WLC. Following the closing, WLC remained the surviving corporation with 21,923,663 common shares outstanding, of which the former shareholders of WCPC own approximately 86.74 percent. In connection with the closing of the Agreement, WLC changed its name to “WordLogic Corporation” (formerly TheAmericanWest.com, Inc.) and changed its OTCBB symbol under which its common stock trades on the Over-The-Counter Bulletin Board to “WLGC”. WLC’s directors resigned their positions and the executive officers of WCPC were appointed to fill the vacancies created by the resignations, which resulted in a change in control.

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

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7,

Accounting and Reporting by Development Stage Enterprises. The $472,914 loss incurred by the Company from May 27, 2003 through December 31, 2003 is included in the accompanying consolidated financial statements as “Deficit accumulated during development stage”.

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

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

(6) Convertible Note Payable

The Company issued a convertible promissory note to an individual in exchange for proceeds totaling $582,616 during the year ended December 31, 2003. The note carries an eight percent interest rate and matures on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the note totaled $18,188 at December 31, 2003.

The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $97,661 and $-0- for the years ended December 31, 2003 and 2002, respectively. The beneficial conversion is recognized as interest expense with a corresponding increase to additional paid-in capital in the accompanying consolidated financial statements.

The consolidated financial statements have been adjusted because management discovered an error in the consolidated financial statements included in the December 31, 2003 Form 10-KSB. The error, consisting of the non-cash beneficial conversion discussed above, had no impact on the Company’s total shareholders’ deficit. Nevertheless, management considered it necessary to immediately restate the 2003 consolidated financial statements for transparency. The note holder did not take advantage of the imbedded beneficial conversion feature as of December 31, 2003.

(7) Shareholders’ Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2003.

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

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

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

	For the Years Ended
	December 31,
	2003	2002

Net loss, as reported	$(838,809)	$(402,674)

Pro forma net loss	$(885,009)	$(402,674)

Basic and diluted net loss per common share,
as reported	$(0.04)	$(0.02)

Pro forma basic and diluted net loss
per common share	$(0.04)	$(0.02)

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

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

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

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

(9) Restatement

The Company has restated its December 31, 2003 consolidated financial statements to reflect the beneficial conversion feature associated with the convertible note payable discussed in Note 6. The beneficial conversion, totaling $97,661, has been recognized as interest expense with a corresponding increase to additional paid-in capital in the accompanying consolidated financial statements.

The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s initial Annual Report on Form 10-KSB for the year ended December 31, 2003.

Consolidated Balance Sheet	As
December 31, 2003	Previously
	Reported	Adjustment	As Restated

Preferred stock	$-	$-	$-
Common stock	21,924	-	21,924
Common stock options	201,220	-	201,220
Additional paid-in capital	1,300,239	97,661	1,397,900
Accumulated deficit	(2,264,854)	(13,940)	(2,278,794)
Deficit accumulated during development stage	(389,193)	(83,721)	(472,914)
Cumulative translation adjustment	(266,565)	-	(266,565)

	$(1,397,229)	$-	$ (1,397,229)

Consolidated Statement of Operations	As
For The Year Ended December 31, 2003	Previously
	Reported	Adjustment	As Restated

Loss from operations	$(698,084)	$-	$(698,084)
Interest expense:
Related parties	(27,008)	-	(27,008)
Beneficial conversion	-	(97,661)	(97,661)
Other	(16,056)	-	(16,056)

Loss before income taxes	(741,148)	(97,661)	(838,809)

Net loss	$(741,148)	$(97,661)	$(838,809)

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Shareholders' Deficit
For The Year Ended December 31, 2003
	As
	Previously
	Reported	Adjustment	As Restated

Beneficial conversion on convertible note	$-	$13,940	$13,940
Net loss	(351,955)	(13,940)	(365,895)

Balance, prior to reverse merger	(737,665)	-	(737,665)

Beneficial conversion on convertible note	-	83,721	83,721
Net loss	(389,193)	(83,721)	(472,914)

Balance, December 31, 2003	$(1,397,229)	$-	$(1,397,229)

Consolidated Statement of Cash Flows	As
For The Year Ended December 31, 2003	Previously
	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(741,148)	$(97,661)	$(838,809)
Beneficial conversion	-	97,661	97,661

Net cash used in operating activities	$(366,917)	$-	$(366,917)

WordLogic Corporation Annual Report

Index to Exhibits

WordLogic Corporation includes as exhibits to the Company’s Annual Report on Form 10-KSB:

3.1	Amendment to Articles of Incorporation, Articles of Incorporation
3.2	Bylaws
10.1	Management Agreement – Franklin R. Evanshen
10.2	Consulting Agreement – T. Allen Rose

Description of Exhibits

Exhibit Number	Description

3.1	Certificate of Amendment to Articles of incorporation as filed
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

WordLogic Corporation
(Registrant)

Date	April 11, 2006	___________/S/ Frank R. Evanshen_____________________

Frank R. Evanshen, President
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WordLogic Corporation
(Registrant)

Date	April 11, 2006	___________/S/ Frank R. Evanshen, President_____________

Frank R. Evanshen, President
Principal Executive Officer

Date	April 11, 2006	___________/S/ T. Allen Rose, CFO_____________________

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer