Form 10KSB/A
period 2004-12-31
WORDLOGIC CORP
filed 2006-04-12
CIK 1139614

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
[ ] YES [ X] NO

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

WordLogic Corporation Annual Report

Table of Contents

Part I
Description of Business	4
Description of Property	10
Directors, Executive Officers, and Significant Employees	10
Remuneration of Directors and Officers	13
Security Ownership of Management and Certain Securityholders	14
Interest of Management and Others in Certain Transactions	15
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	15
Changes In and Disagreements With Accountants	18
Submission of Matters to a Vote of Security Holders	18
Compliance with Section 16(a) of the Exchange Act	18
Additional Information	18
Part F/S
Financial Statements	19
Part III
Index to Exhibits	35
Description of Exhibits	35

Controls and Procedures	35
Code of Ethics	35
Principal Accountant Fees and Services	36
Signatures	37

WordLogic Corporation.

Explanatory Note to Form 10KSB Amendment 1:

The Company has restated its December 31, 2004 consolidated financial statements to reflect the beneficial conversion feature associated with the convertible note payable discussed in Note 4 to the accompanying consolidated financial statements. The beneficial conversion, totaling $127,379 ($29,718 in 2004 and $97,661 in 2003), has been recognized as interest expense with a corresponding increase to additional paid-in capital in the accompanying consolidated financial statements.

Note 8 to the accompanying consolidated financial statements sets forth the effects of the restatement discussed above. Amounts reflected in the note as “As Previously Reported” represent those amounts included in the Company’s initial Annual Report on Form 10-KSB for the year ended December 31, 2004.

The revisions, consisting of the non-cash beneficial conversion discussed above, had no impact on the Company’s total shareholders’ deficit. Nevertheless, management considered it necessary to immediately restate the 2004 consolidated financial statements for transparency. The note holder did not take advantage of the imbedded beneficial conversion feature as of December 31, 2004.

Changes to our original Form 10KSB by this amendment are limited to those revisions related to the beneficial conversion expense discussed above. No other changes or updated disclosures have been made or are implied in this amended report. This amended discusses the state of the company as of the date of the original filing of Form 10KSB for the year ended December 31, 2004.

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

WordLogic Corporation.

Executive Summary of Results of Operations

For the years ended December 31 (thousands except per share amounts)	2004	2003		2002

Revenue	$8	$16		$15
Operating expenses	620	721		374
Loss from operations	(612)	(705)		(358)
Other expenses	24	36		45
Extraordinary gain	1,600	-		-

Net income (loss)	$935	$(839)		$(403)
Total assets	$313	$63	$	NP
Basic and diluted income (loss) per share:
Loss before extraordinary gain	$(0.03)	$(0.04)		$(0.02)
Extraordinary gain	$0.07	-		-
Net gain or (loss) per share	$0.04	$(0.04)		$(0.02)
Weighted average common shares outstanding:
Basic	21,979	20,925		18,023
Diluted	23,375	20,925		18,023

All dollar amounts are in US dollars and in conformity with US GAAP. This information should be read in conjunction with the
Company’s consolidated financial statements and notes.
NP = Not provided

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2004 the Company reached a settlement agreement with Hewlett Packard Company regarding a copyright infringement claim, as well as related claims, filed by the Company against Hewlett Packard Company in the United States District Court. The Company realized a net gain on the settlement totaling $1,600,000 due to this extraordinary item. For the fiscal year ending December 31, 2004 the Company recorded a net income after extraordinary item of $934,608. The Company experienced a net loss before extraordinary item of $665,392 primarily comprised of selling, general and administrative expenses of $315,070, research and development costs of $181,443, rent expense of $72,908, and stock-based compensation costs of $50,795. The company continues to experience limited revenues from royalties; which were $7,730 for the year ended December 31, 2004.

During the fiscal year ending December 31, 2003 the Company experienced a net loss of $838,809 primarily comprised of selling, general and administrative expenses of $318,661, stock-based compensation costs of $202,358, research and development costs of $133,847, and rent expenses of $65,773.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2004 operating activities provided the Company $634,603 in cash, due to a net income of $934,608 contributed to by the extraordinary gain on litigation settlement of $1,600,000. Cash used in investing activities totaled $15,633 for purchases of equipment. Cash used in financing activities totaled $263,565; including repayment of promissory notes and advances totaling approximately $790,000, and proceeds from promissory notes and advances totaling approximately $533,000. Exchange rates on cash and cash equivalents used $97,095; as compared to the prior year of $270,371 due to the strengthening of Canadian currency versus U.S. currency during fiscal year 2003. The resultant overall net increase in cash and cash equivalents was $258,310; where the beginning balance for the fiscal period was $3,751, the resultant balance for the period was $262,061.

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

Period Ending	High	Low	Close

March 2005	$ 1.70	$ 1.15	$ 1.45
December 2004	2.20	1.28	2.15
September 2004	0.34	0.20	0.26
June 2004	1.35	0.52	0.60
March 2004	1.70	1.25	1.46
December 2003	2.15	1.68	1.90
September 2003	1.87	1.48	1.80
June 2003	2.40	1.96	2.00

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

Equity Compensation Plan Information

The following table provides information as of April 13, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	3,325,000	$0.68	0
Equity compensation plans	1,500,000	$ 1.75	1,500,000
not approved by shareholders(1)

Total	4,825,000	$ 1.01	1,500,000

(1)	Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.

(2)	Approved by shareholders of WordLogic Corporation prior to the merger in May of 2003.

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

WordLogic Corporation.

Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	18
Financial Statements
Consolidated Balance Sheet at December 31, 2004	19
Consolidated Statements of Operations
for the years ended December 31, 2004 and 2003	20
Consolidated Statement of Shareholder's Deficit
from January 1, 2003 through December 31, 2004	21
Consolidated Statements of Cash Flows
for the years ended December 31, 2004 and 2003	22
Notes to Consolidated Financial Statements	23 - 30

Report of Independent Registered Public Accounting Firm

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

As described in Note 8 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2004 and its consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2004 because of the subsequent discovery by management of the beneficial conversion feature discussed in Note 4.

/s/ Cordovano and Honeck, LLP Cordovano and Honeck, LLP Englewood, Colorado March 18, 2005 (except for Notes 4 and 8, as to which the date is April 3, 2006)

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED BALANCE SHEET December 31, 2004

As Restated
(see Note 8)

Assets

Current assets:
Cash	$262,061
Account receivables	7,151
Prepaid expenses	15,561

Total current assets	284,773

Property and equipment, net of
accumulated depreciation of $75,202 (Note 3)	28,500

Total assets	$313,273

Liabilities and Shareholders’ Deficit

Current Liabilities:
Accounts payable, trade	$97,733
Accrued expenses	6,640
Accrued interest	15,154

Total current liabilities	119,527

Long-term debt:
Convertible note payable (note 4)	665,943

Total liabilities	785,470

Shareholders’ deficit (note 5):
Common stock, $.001 par value, 100,000,000 shares authorized,
21,951,663 shares issued and outstanding	21,952
Additional paid-in capital	1,686,611
Accumulated deficit	(2,278,794)
Equity accumulated during development stage	461,694
Cumulative translation adjustment	(363,660)

Total shareholders’ deficit	(472,197)

Total liabilities and shareholders’ deficit	$313,273

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Years Ended
	December 31, 2004	December 31, 2003
	As Restated
	(see Note 8)

Royalty revenue	$7,730	$15,568

Operating expenses:
Stock-based compensation (Note 5):
Common stock options	10,344	201,220
Consulting services	40,451	1,138
Rent, related party (Note 2)	72,908	65,773
Selling, general and administrative	315,070	318,661
Research and development	181,443	133,847

Total operating expenses	620,216	720,639

Loss from operations	(612,486)	(705,071)

Other income (expenses):
Interest income	1,760	-
Interest expense:
Related parties (Note 2)	(19,763)	(27,008)
Beneficial conversion (Note 4)	(29,718)	(97,661)
Other	(57,130)	(16,056)
Gain on settled payables	51,945	6,987

Loss before income taxes and
extraordinary item	(665,392)	(838,809)

Income tax provision (Note 7)	-	-

Loss before extraordinary item	(665,392)	(838,809)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0- (Note 6)	1,600,000	-

Net income (loss)	$934,608	$(838,809)

Basic income (loss) per share:
Loss before extraordinary item	$(0.03)	$(0.04)

Extraordinary gain	$0.07	$-

Net income (loss)	$0.04	$(0.04)

Diluted income (loss) per share:
Loss before extraordinary item	$(0.03)	$(0.04)

Extraordinary gain	$0.07	$-

Net income (loss)	$0.04	$(0.04)

Weighted average common shares outstanding
Basic	21,979,496	20,925,000

Diluted	23,375,422	20,925,000

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary (A Development Stage Company) Consolidated Statement of Changes in Shareholders’ Deficit

					Equity	Cumulative
					(Deficit)	Translation
					Accumulated Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated	Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

			As Restated		As Restated		As Restated
			(see Note 8)		(see Note 8)		(see Note 8)
Balance, January 1, 2003	18,801,818	$18,802	$ 1,289,947	$ (1,912,899)	-	$ 3,806	$(600,344)

Common stock options
exercised (Note 5)	210,773	211	12,065	-	-	-	12,276
Common stock issued in exchange
for services (Note 5)	4,066	4	1,134	-	-	-	1,138
Common stock options
granted (Note 5)	-	-	201,220	-	-	-	201,220
Beneficial conversion on convertible
note payable (Note 4)	-	-	13,940	-	-	-	13,940
Net loss	-	-	-	(365,895)	-	-	(365,895)

Balance, prior to reverse merger	19,016,657	19,017	1,518,306	(2,278,794)	-	3,806	(737,665)

Reverse merger with The
American West.com, Inc. (Note 1)	2,907,006	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60
Beneficial conversion on convertible
note payable (Note 4)	-	-	83,721	-	-	-	83,721
Comprehensive loss:
Net loss	-	-	-	-	(472,914)	-	(472,914)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(743,285)

Balance, December 31, 2003	21,863,663	$21,864	$ 1,599,180	$ (2,278,794)	$(472,914)	$ (266,565)	$(1,397,229)

Common stock issued in exchange
for services and payables (Note 5)	88,000	88	47,369	-	-	-	47,457
Common stock options granted
(Note 5)	-	-	10,344	-	-	-	10,344
Beneficial conversion on convertible
note payable (Note 4)	-	-	29,718	-	-	-	29,718
Comprehensive income:
Net income	-	-	-	-	934,608	-	934,608
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	837,513

Balance, December 31, 2004	21,951,663	$21,952	$ 1,686,611	$ (2,278,794)	$461,694	$ (363,660)	$(472,197)

The accompanying notes are an integral part of these consolidated financial statements. Page 23

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2004	December 31, 2003
	As Restated
	(see Note 8)

Cash flows from operating activities:
Net income (loss)	$934,608	$(838,809)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	11,416	12,057
Common stock issued for services and payables	47,457	1,138
Common stock options granted	10,344	201,220
Beneficial conversion (Note 4)	29,718	97,661
Changes in current assets and liabilities:
Receivables	27,891	(22,881)
Other assets	(15,563)	-
Accounts payable and accrued liabilities	(338,321)	118,641
Accrued interest payable	(72,947)	64,056

Net cash provided by (used in) operating activities	634,603	(366,917)

Cash flows from investing activities:
Purchases of equipment	(15,633)	(1,002)

Net cash used in investing activities	(15,633)	(1,002)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	69,388	58,150
Repayment of related party advances (Note 2)	(115,176)	(56,599)
Proceeds from promissory notes issued to related parties (Note 2)	163,844	86,550
Repayment of related party promissory notes (Note 2)	(458,617)	(35,324)
Proceeds from convertible promissory note	299,852	582,616
Repayment of convertible promissory notes	(216,525)	-
Payments on capital lease obligation	(6,331)	(7,507)
Proceeds from stock options exercised	-	12,276

Net cash (used in) provided by financing activities	(265,565)	640,162

Effect of exchange rate changes on cash	(97,095)	(270,371)

Net change in cash	258,310	1,872

Cash, beginning of year	3,751	1,879

Cash, end of year	$262,061	$3,751

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$168,029	$1,200

The accompanying notes are an integral part of these consolidated financial statements. Page 24

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

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7,

Accounting and Reporting by Development Stage Enterprises. The $461,694 income recognized by the Company from May 27, 2003 through December 31, 2004, which includes the extraordinary gain of $1,600,000 is included in the accompanying consolidated financial statements as “equity accumulated during development stage”.

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

(4) Convertible Note Payable

At December 31, 2003, the Company had a convertible promissory note outstanding in the amount of $582,616. During the year ended December 31, 2004, the Company received additional proceeds of $299,852 and repaid $216,525 of the principal balance and $60,205 of accrued interest. The note has a face value of up to $1,000,000 which carries an eight percent interest rate and matures on March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. As of December 31, 2004, the convertible promissory note has an outstanding principal balance of $665,943 and accrued interest of $15,154 reflected on the accompanying consolidated financial statement. Interest expense during the year ended December 31, 2004 totaled $57,130.

The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $29,718 and $97,661 for the years ended December 31, 2004 and 2003, respectively. The beneficial conversion is recognized as interest expense with a corresponding increase to additional paid-in capital in the accompanying consolidated financial statements.

The consolidated financial statements have been adjusted because management discovered an error in the consolidated financial statements included in the December 31, 2004 Form 10-KSB. The error, consisting of the non-cash beneficial conversion discussed above, had no impact on the Company’s total shareholders’ deficit. Nevertheless, management considered it necessary to immediately restate the 2004 consolidated financial statements for transparency. The note holder did not take advantage of the imbedded beneficial conversion feature as of December 31, 2004.

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

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

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

	For the Years Ended
	December 31,

	2004	2003

Net income (loss), as reported	$934,608	$(838,809)

Pro forma net income (loss)	$855,378	$(885,009)

Basic net income (loss) per common share, as reported	$0.04	$(0.04)

Diluted net income (loss) per common share, as reported	$0.04	$(0.04)

Pro forma basic net income (loss) per common share	$0.04	$(0.04)

Pro forma diluted net income (loss) per common share	$0.04	$(0.04)

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

(7) Income Taxes

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

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

(8) Restatement

The Company has restated its December 31, 2004 consolidated financial statements to reflect the beneficial conversion feature associated with the convertible note payable discussed in Note 4. The beneficial conversion, totaling $127,379 ($29,718 in 2004 and $97,661 in 2003), has been recognized as interest expense with a corresponding increase to additional paid-in capital in the accompanying consolidated financial statements. The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s initial Annual Report on Form 10-KSB for the year ended December 31, 2004.

Consolidated Balance Sheet	As
December 31, 2004	Previously
	Reported	Adjustment	As Restated

Common stock	$21,952	$-	$ 21,952
Additional paid-in capital	1,559,232	127,379	1,686,611
Accumulated deficit	(2,264,854)	(13,940)	(2,278,794)
Deficit accumulated during development stage	575,133	(113,439)	461,694
Cumulative translation adjustment	(363,660)	-	(363,660)

	$(472,197)	$-	$ (472,197)

Consolidated Statement of Operations	As
For The Year Ended December 31, 2004	Previously
	Reported	Adjustment	As Restated

Loss from operations	$(612,486)	$-	$(612,486)
Interest income	1,760	-	1,760
Interest expense:
Related parties	(19,763)	-	(19,763)
Beneficial conversion	-	(29,718)	(29,718)
Other	(57,130)	-	(57,130)
Gain on settled payables	51,945	-	51,945

Loss before income taxes	$(635,674)	$(29,718)	$(665,392)

WordLogic Corporation Annual Report

Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Shareholders' Deficit
For The Year Ended December 31, 2004
	As
	Previously
	Reported	Adjustment	As Restated

Beneficial conversion on convertible note	$-	$29,718	$29,718
Net income	964,326	(29,718)	934,608

Balance, December 31, 2004	$(472,197)	$-	$(472,197)

Consolidated Statement of Cash Flows	As
For The Year Ended December 31, 2004	Previously
	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income	$964,326	$(29,718)	$934,608
Beneficial conversion	-	29,718	29,718

Net cash provided by operating activities	$634,604	$-	$634,604

WordLogic Corporation Annual Report

Index to Exhibits

WordLogic Corporation includes as exhibits to the Company’s Annual Report on Form 10-KSB:

3.1	Articles of Incorporation
3.2	Bylaws

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15d-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Description of Exhibits

Exhibits 3.1 and 3.2
Articles of Incorporation, as amended, of WordLogic Corporation
Bylaws of the Corporation
Exhibit 14.1
Code of Ethics of WordLogic Corporation
Exhibits 31.1 and 31.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(a) (17 CFR 240.13a -14(a)) or Rule 15d-14(a) (17 CFR 240.15d -14(a))
Exhibits 32.1 and 32.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(b) (17 CFR 240.13a -14(b)) or Rule 15d-14(b) (17 CFR 240.15d -14(b))
and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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