Form 10KSB
period 2005-12-31
WORDLOGIC CORP
filed 2006-04-13
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-32865

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
[ ]	Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act

[X]	Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

[X]	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] YES [X] NO

Issuer's revenues for the most recent fiscal year: $12,302

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $0.75 at March 28, 2006 is $12,025,970

The number of shares outstanding of WordLogic Corporation common stock is 22,782,434 as of December 31, 2005.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Table of Contents

Description of Business	3
Description of Property	8
Legal Proceedings	8
Submission of Matters to a Vote of Security Holders	8
Market for Common Equity and Related Stockholder Matters	9
Recent Sales of Unregistered Securities	11
Management’s Discussion and Analysis or Plan of Operations	12
Financial Statements	14
Changes In and Disagreements with Accountants on Disclosure	31
Controls and Procedures	31
Other Information	31
Directors, Executive Officers, Promoters and Control Persons	31
Section 16(a) Beneficial Ownership Compliance Reporting	33
Code of Ethics	34
Executive Compensation	34
Security Ownership of Certain Beneficial Owners and Management	36
Certain Relationships and Related Transactions	37
Exhibits and Reports on Form 8-K	37
Index to Exhibits	38
Principal Accountant Fees and Services	39
Signatures	40

WordLogic Corporation and Subsidiary Annual Report

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

The Company has authorized 100,000,000 shares of common stock, par value $.001 At December 31, 2005 22,782,434 shares of common stock were issued and outstanding.

Our common stock trades on the Over-the-Counter Bulletin Board under the OTCBB symbol "WLGC". The Company has a December 31st fiscal year end.

WordLogic Corporation and Subsidiary Annual Report

Description of Business

WordLogic Corporation is a software company that delivers advanced predictive solutions designed to accelerate the entry of text and information into personal computing devices ranging from small handheld PDAs to tablet and desktop computers. The WordLogic Predictive Keyboard™ software provides a powerful entry system that adapts to a user's vocabulary and tendencies to predict the next most common letters, words or phrases. The software makes text entry fast, efficient and simple -- saving time and improving productivity whether in the office or on the go.

WordLogic Corporation and Subsidiary Annual Report

Internet Search Engines

The Company also intends to generate royalty income from the licensing and sale of its intellectual property including the WordLogic™ Predictive Keyboard and its patent portfolio.

WordLogic Corporation and Subsidiary Annual Report

2005 Business Activities

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

On June 28, 2005, the Company announced it will be actively exploring patent infringement related to European distribution of software products that infringe WordLogic’s European Patent No. 1171813 (the “Patent”) for the invention "Data Entry for Personal Computing Devices". This Patent encompasses the technology embodied in the WordLogic™ Predictive Keyboard as well as a wide range of existing software applications in widespread use in the world today. The Company is awaiting the final approval of its first United States patent before taking additional actions on patent enforcement.

In July In 2005 the Office of Rehabilitation Services for the State of Rhode Island selected WordLogic Predictive Keyboard™ as an Assistive Technology solution for persons with disabilities. This has resulted in the sale of 11 licenses and the Company expects increased sales as the product becomes endorsed by other Assistive Technology agencies.

On December 8, 2005 the Company released the Tablet PC version of its software v4.2

On January 10, 2006 the Company announced it has retained Pfeiffer High Investor Relations, Inc., to develop an investor relations program for the Company.

On January 25, 2006 the Company made its first foray into the educational field by shipping 65 WordLogic Predictive Keyboards for Tablet PC to a Community College in Nevada. The sale, resulted in $4,157 in revenue, is being used in the college’s business school curriculum.

On March 6, 2006 the Company released v4.3 of its WordLogic Predictive Keyboard for tablet, notebook and desktop PCs.

On March 13, 2006 the Company announced it had been chosen by the Bureau of Rehabilitation Services for the State of Connecticut to provide the WordLogic Predictive Keyboard™ as an Assistive Technology solution for persons with disabilities. To date, the Company has received two orders and expects more.

WordLogic Corporation and Subsidiary Annual Report

Patents & Trademarks

Six individual Patent applications have been filed for “Method, system and media for entering data in a personal computing device” in the United States, Canada and Europe.

On January 12, 2005 the Company filed patent applications for “Method, system, apparatus and computer readable media for directing input associated with a keyboard-type device” in the United States and internationally under the PCT treaty.

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

Employees

WordLogic Corporation currently has six employees. Four are officers; two of which are engaged by management or consulting contracts and three are employed by employment contracts. The remaining employee is at will. WordLogic Corporation employs one software programmer and developer, engaged through an employment contract.

WordLogic Corporation and Subsidiary Annual Report

Description of Property

Office facilities

WordLogic Corporation rents office space from an affiliate on a month-to-month basis. Monthly rent payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $86,138 and $72,908 during the years ended December 31, 2005 and 2004, respectively; including the Company’s proportionate share of utilities, property taxes and common area maintenance costs.

Property and equipment

Property and equipment consisted of the following at December 31, 2005:

Office equipment	$3,310
Computer equipment	119,145
Computer software	3,052
Furniture and fixtures	13,080

138,587
Less: accumulated depreciation	(110,988)
$27,599

Equipment Under Capital Lease

WordLogic Corporation has no equipment under Capital Lease at December 31, 2005.

Legal Proceedings

None, during the fiscal year ending December 31, 2005.

Submission of Matters to a Vote of Security Holders

None, during the fiscal year ending December 31, 2005.

WordLogic Corporation and Subsidiary Annual Report

Market for Common Equity and Related Stockholder Matters

There is currently a limited public market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol “WLGC”. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The Bid prices included below have been obtained from sources believed to be reliable (OTCBB Reports from the NASD as of April 5, 2006):

Period Ending	High	Low	Close	Volume
03/31/2006	0.85	0.60	0.62	459,216
02/28/2006	0.80	0.68	0.80	453,300
01/31/2006	0.94	0.72	0.79	1,252,284
12/30/2005	0.99	0.72	0.72	977,675
11/30/2005	0.87	0.60	0.86	834,510
10/31/2005	0.77	0.50	0.71	381,026
09/30/2005	0.95	0.70	0.77	509,800
08/31/2005	0.85	0.70	0.70	75,200
07/29/2005	1.00	0.70	0.72	241,605
06/30/2005	1.01	0.52	0.86	1,135,550
05/31/2005	1.12	0.82	0.85	1,050,824
04/29/2005	1.26	0.95	1.02	222,773
03/31/2005	1.70	1.13	1.19	754,624
02/28/2005	2.01	1.36	1.75	830,889
01/31/2005	2.98	1.32	1.60	1,909,097
12/31/2004	2.35	1.28	2.3	1,489,492
11/30/2004	1.36	0.57	1.35	2,106,981
10/29/2004	0.61	0.20	0.585	793,481
09/30/2004	0.34	0.20	0.265	421,727
08/31/2004	0.365	0.17	0.18	562,716
07/30/2004	0.62	0.32	0.32	815,550
06/30/2004	1.35	0.52	0.60	688,150
05/28/2004	2.00	1.35	1.58	740,121
04/30/2004	1.95	1.50	1.60	219,100

The company has never paid cash dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company's business.

Holders

WordLogic Corporation had 22,782,434 shares of common stock issued and outstanding as of December 31, 2005. Approximately 175 shareholders hold shares directly and an undeterminable number of shareholders hold shares indirectly through brokerage accounts.

Common Stock Options

On February 11, 2005, the Company granted two employees options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vest on a monthly interval through February 11, 2007 with 300,000 options vesting immediately. The options expire February 11, 2008. The Company’s common stock had a market value of $1.97 on the date of grant. As a result, the Company recognized stock-based compensation totaling $176,000 in accordance with APB 25. The fair value of the options was calculated at $0.959 per share, or $1,438,500.

WordLogic Corporation and Subsidiary Annual Report

During the year ended December 31, 2005, the Company granted two consultants options to purchase 125,000 shares of the Company’s common stock. The options carry an exercise price of $0.50 per share and vest monthly commencing December 1, 2005 through May 1, 2006. The Company also granted these consultants options to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00. These shares will vest monthly commencing June 1, 2006 through November 1, 2006. The options expire December 1, 2010. The Company’s quoted price on the grant date was $0.84 per share. The Company calculated the fair value of the options at $0.598 and $0.48, respectively, or $134,750, of which $12,458 was recorded as stock-based compensation for the year ended December 31, 2005.

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

Equity Compensation Plan Information

The following table provides information as of April 13, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	2,718,315	$0.68	0
Equity compensation plans	1,098,904	$ 1.75	778,200
not approved by shareholders(1)

Total	3,814,219	$ 0.99	778,200

(1)	Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.

(2)	Approved by shareholders of WordLogic Corporation prior to the merger in May of 2003.

WordLogic Corporation and Subsidiary Annual Report

Recent Sales of Unregistered Securities

In July 2005, the Company sold 830,770 restricted shares of its common stock at a price of $0.65 per share for a total of $540,000. Each of the shares sold includes a warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a price of $1.25 per share.

All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

This information was previously disclosed on July 8, 2005, when WordLogic Corporation filed a Report on Form 8-K disclosing Securities and Trading Markets - Unregistered Sales of Equity Securities; disclosing the sale of common stock shares of the company.

On February 23, 2006, the Company sold 550,000 units at a price of $0.60 per unit for a total of $330,000 in proceeds. Each of the units consists of one share of the Company’s $.001 par value restricted Common Stock and one common stock purchase Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share. The Company also received $30,000 in proceeds from the exercise of 100,000 options at a price of $0.30 per share of common stock. All of these shares were sold to Frank R. Evanshen, the Company’s CEO and Director. Mr. Evanshen is a beneficial holder of common stock who directly and indirectly controls 35% of the issued and outstanding common stock. Mr. Evanshen has indicated that he has secured personal financing and may invest up to an additional $640,000 in WordLogic Corporation. WordLogic Corporation has committed to Mr. Evanshen that he may purchase additional shares at a price equal to 90% of the trading price of the shares at the close of the market on the date of the purchase, expiring February 23, 2007. No formal agreements or commitments exist that would require Mr.

Evanshen to invest additional funds.

All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

This information was previously disclosed on February 28, 2006, when WordLogic Corporation filed a Report on Form 8-K disclosing Securities and Trading Markets - Unregistered Sales of Equity Securities; disclosing the sale of common stock shares of the company.

WordLogic Corporation and Subsidiary Annual Report

Management’s Discussion and Analysis or Plan of Operations

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2005 the Company experienced a net loss of $1,264,140; primarily due to a loss from operations of $1,203,036. The loss from operations was primarily comprised of general and administrative expenses of $592,887, research and development costs of $331,855, and stock-based compensation costs of $204,458.

During the fiscal year ending December 31, 2004 the Company reached a settlement agreement with Hewlett Packard Company regarding a copyright infringement claim, as well as related claims, filed by the Company against Hewlett Packard Company in the United States District Court. The Company realized a net gain on the settlement totaling $1,600,000 due to this extraordinary item. For the fiscal year ending December 31, 2004 the Company recorded a net income after extraordinary item of $934,608. The Company experienced a net loss before extraordinary item of $665,392 primarily comprised of general and administrative expenses of $315,070, research and development costs of $181,443, rent expense of $72,908, and stock-based compensation costs of $50,795. The company continues to experience limited revenues from royalties; which were $7,730 for the year ended December 31, 2004.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2005, net cash used in operating activities totaled $957,469. Financing activities provided the Company $726,260 in cash, primarily from funds of $540,000 received from the sale of stock, proceeds from promissory notes and related party advances exceeded repayments by approximately $186,000. The effect of exchange rates on cash and cash equivalents for the year caused the use of $2,930. The resultant overall net decrease in cash and cash equivalents was $236,396; where the beginning balance for the fiscal period was $262,061, and the resultant balance for the period was $25,665.

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

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

WordLogic Corporation and Subsidiary Annual Report

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We anticipate incurring operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant losses since inception. During the year ended December 31, 2005 we had a net loss of $1,264,140. Our total assets for the year ended December 31, 2005 were $68,919. Our losses, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either the option of debt or equity financing or a combination of both in order to raise sufficient capital in order to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

Our future success will be dependent upon our ability to create and provide effective and competitive software products that meet customers changing requirements; including the effective use of leading technologies to continue to enhance its current products and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

WordLogic Corporation and Subsidiary Annual Report

Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	14
Financial Statements
Consolidated Balance Sheet at December 31, 2005	15
Consolidated Statements of Operations
for the years ended December 31, 2005 and 2004,
and from May 27, 2003 (inception) through December 31, 2005	16
Consolidated Statement of Changes in Shareholder's Deficit
from May 27, 2003 (inception) through December 31, 2005	17
Consolidated Statements of Cash Flows
for the years ended December 31, 2005 and 2004,
and from May 27, 2003 (inception) through December 31, 2005	18
Notes to Consolidated Financial Statements	19 - 29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WordLogic Corporation:

We have audited the accompanying consolidated balance sheet of WordLogic Corporation and its subsidiary (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 and from May 27, 2003 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation and its subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and from May 27, 2003 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck, LLP Cordovano and Honeck, LLP Englewood, Colorado March 29, 2006

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED BALANCE SHEET December 31, 2005
Assets

Current assets:
Cash	$25,665
Accounts receivable, net	7,936
Employee advances	1,724
Notes receivable	5,995

Total current assets	41,320

Property and equipment, net of
accumulated depreciation of $110,988 (Note 3)	27,599

Total assets	$68,919

Liabilities and Shareholders’ Deficit

Current Liabilities:
Accounts payable, trade	$113,554
Accrued expenses	6,175
Accrued interest	83,338
Notes payable, related party (Note 2)	70,267

Total current liabilities	273,334

Long-term debt:
Notes payable (note 4)	370,000
Convertible note payable (note 4)	411,945

Total liabilities	1,055,279

Shareholders’ deficit (note 5):
Common stock, $.001 par value, 100,000,000 shares authorized,
22,782,434 shares issued and outstanding	22,782
Additional paid-in capital	2,438,688
Accumulated deficit	(2,278,794)
Deficit accumulated during development stage	(802,446)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(366,590)

Total shareholders’ deficit	(986,360)

Total liabilities and shareholders’ deficit	$68,919

The accompanying notes are an integral part of these consolidated financial statements. Page 16

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
			May 27, 2003
			(Inception)
		For the Years Ended	Through
	December 31, 2005	December 31, 2004	December 31, 2005

Royalty revenue	$12,302	$7,730	$25,005

Operating expenses:
Stock-based compensation (Note 5):
Common stock options, employees	176,000	10,344	186,344
Common stock options, non-employees	28,458	40,451	68,909
Rent, related party (Note 2)	86,138	72,908	174,805
General and administrative	592,887	315,070	1,178,469
Research and development	331,855	181,443	597,890

Total operating expenses	1,215,338	620,216	2,206,417

Loss from operations	(1,203,036)	(612,486)	(2,181,412)

Other income (expenses):
Interest income	-	1,760	1,760
Interest expense:
Related parties (Note 2)	(8,219)	(19,763)	(42,596)
Beneficial conversion (Note 4)	(8,449)	(29,718)	(121,888)
Other	(57,131)	(57,130)	(122,950)
Gain on restructure of debt	12,695	51,945	64,640

Loss before income taxes and
extraordinary item	(1,264,140)	(665,392)	(2,402,446)

Income tax provision (Note 7)	-	-	-

Loss before extraordinary item	(1,264,140)	(665,392)	(2,402,446)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0- (Note 6)	-	1,600,000	1,600,000

Net income (loss)	$ (1,264,140)	$934,608	$(802,446)

Basic income (loss) per share:
Loss before extraordinary item	$(0.06)	$(0.03)

Extraordinary gain	$-	$0.07

Net income (loss)	$(0.06)	$0.04

Diluted income (loss) per share:
Loss before extraordinary item	$(0.06)	$(0.03)

Extraordinary gain	$-	$0.07

Net income (loss)	$(0.06)	$0.04

Weighted average common shares outstanding
Basic	22,136,871	21,979,496

Diluted	22,136,871	23,375,422

The accompanying notes are an integral part of these consolidated financial statements. Page 17

WordLogic Corporation and Subsidiary (A Development Stage Company) Consolidated Statement of Changes in Shareholders’ Deficit
					Equity	Cumulative
					(Deficit)	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	19,017	1,518,306	(2,278,794)	-	3,806	(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Beneficial conversion on convertible
note payable (Note 4)	-	-	83,721	-	-	-	83,721
Comprehensive loss:
Net income	-	-	-	-	(472,914)	-	(472,914)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(743,285)

Balance, December 31, 2003	21,863,664	$21,864	$ 1,599,180	$ (2,278,794)	$ (472,914)	$ (266,565)	$(1,397,229)
Common stock issued in exchange
for services and payables (Note 5)	88,000	88	47,369	-	-	-	47,457
Common stock options granted
(Note 5)	-	-	10,344	-	-	-	10,344
Beneficial conversion on convertible
note payable (Note 4)	-	-	29,718	-	-	-	29,718
Comprehensive income:
Net income	-	-	-	-	934,608	-	934,608
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	837,513

Balance, December 31, 2004	21,951,664	$21,952	$ 1,686,611	$ (2,278,794)	$ 461,694	$ (363,660)	$(472,197)
July 5, 2005 sale of common stock
($0.65/unit) (Note 5)	830,770	830	539,170	-	-	-	540,000
Common stock options
granted (Note 5)	-	-	204,458	-	-	-	204,458
Beneficial conversion on convertible
note payable (Note 4)	-	-	8,449	-	-	-	8,449
Comprehensive income:
Net income	-	-	-	-	(1,264,140)	-	(1,264,140)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,267,070)

Balance, December 31, 2005	22,782,434	$22,782	$ 2,438,688	$ (2,278,794)	$ (802,446)	$ (366,590)	$(986,360)

The accompanying notes are an integral part of these consolidated financial statements. Page 18

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
			May 27, 2003
			(Inception)
	For the Years Ended		Through
	December 31		December 31,
	2005	2004	2005

Cash flows from operating activities:
Net income (loss)	$ (1,264,140)	$934,608	$(802,446)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	11,456	11,416	28,383
Common stock issued for services and payables	-	47,457	47,457
Common stock options granted	204,458	10,344	214,802
Beneficial conversion (Note 4)	8,449	29,718	135,828
Changes in current assets and liabilities:
Receivables	8,503	27,891	36,394
Other assets	(9,736)	(15,563)	(30,809)
Accounts payable and accrued liabilities	15,357	(338,321)	(248,889)
Accrued interest payable	68,184	(72,947)	(4,763)

Net cash provided by (used in) operating activities	(957,469)	634,603	(624,043)

Cash flows from investing activities:
Purchases of equipment	(2,257)	(15,633)	(18,862)

Net cash used in investing activities	(2,257)	(15,633)	(18,892)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	298,890	69,388	368,278
Repayment of related party advances (Note 2)	(228,623)	(115,176)	(400,398)
Proceeds from promissory notes issued to related parties (Note 2)	-	163,844	250,394
Repayment of related party promissory notes (Note 2)	-	(458,617)	(493,941)
Proceeds from convertible promissory note	51,458	299,852	933,926
Repayment of convertible promissory notes	(305,465)	(216,525)	(528,828)
Proceeds from other promissory note (Note 3)	370,000	-	370,000
Payments on capital lease obligation	-	(6,331)	(12,071)
Proceeds from stock options exercised	-	-	6,300
Proceeds from sale of stock	540,000	-	540,000

Net cash (used in) provided by financing activities	726,260	(263,565)	1,033,660

Effect of exchange rate changes on cash	(2,930)	(97,095)	(366,590)

Net change in cash	(236,396)	258,310	24,135

Cash, beginning of period	262,061	3,751	1,530

Cash, end of period	$ 25,665	$262,061	$25,665

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$723	$168,029	$169,952

The accompanying notes are an integral part of these consolidated financial statements. Page 19

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

WordLogic Corporation (the “Company” or “WLC”), formerly TheAmericanWest.com, Inc., was incorporated under the laws of the State of Nevada on March 30, 1999. The Company’s primary business is the development and commercialization of data entry software for handheld computing devices. Its headquarters are located at 650 West Georgia Street, Suite 2400, Vancouver, BC, Canada V6B 4N7.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company’s management intends to satisfy cash requirements with working capital acquired in exchange for debt and/or common stock. There is no assurance the cash infusions will continue in the future or that the Company will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7,

Accounting and Reporting by Development Stage Enterprises. The $802,446 loss recognized by the Company from May 27, 2003 through December 31, 2005, which includes an extraordinary gain of $1,600,000, is included in the accompanying consolidated financial statements as “deficit accumulated during development stage”.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

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

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

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

General and Administrative Expenses

General and administrative expenses consist of the following:

			May 27, 2003
			(Inception)
	For the Years Ended		Through
	December 31,		December 31,

	2005	2004	2005

Salaries	$311,132	$ 174,421	$ 536,771
Professional fees	151,399	98,609	272,450
Other G & A expense	130,356	42,040	369,248

	$592,887	$ 315,070	$ 1,178,469

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

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

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

Stock-based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method. Pro forma disclosures have been included in Note 5.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2005, there were 4,173,699 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. In addition, at December 31, 2005 the Company had $411,945 outstanding in convertible promissory notes that were convertible into approximately 673,113 shares of the Company’s common stock. Shares issued resulting from the conversion would also be antidilutive.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets,” an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations. In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard will have a significant effect on the Company’s financial statements if management continues to issue equity instruments in exchange for employee services. In addition, the Company will be required to record the fair value of compensation costs for services performed after January 1, 2006 to meet the vesting requirements of equity awards granted prior to the SFAS 123R effective date.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(2) Related Party Transactions

As of December 31, 2003, the Company owed an affiliate $45,788 for working capital advances. During the year ended December 31, 2004, the affiliate advanced an additional $69,388 to the Company. The Company repaid the balance of $115,176 during the year. During the year ended December 31, 2005, the affiliate advanced an additional $298,890 to the Company. The Company repaid $228,623 during the year. As of December 31, 2005, the Company owed the affiliate $70,267.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $86,138 and $72,908 during the years ended December 31, 2005 and 2004, respectively.

(3) Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

Office equipment	$3,310
Computer equipment	119,145
Computer software	3,052
Furniture and fixtures	13,080

138,587
Less accumulated depreciation	(110,988)

$27,599

Depreciation expense totaled $11,456 and $11,416 for the years ended December 31, 2005 and 2004, respectively.

(4) Notes Payable

Promissory Note

During the year ended December 31, 2005, the Company received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at eight percent per annum. The first note matures on March 1, 2007 and includes $240,000 of principal and related accrued interest. The second note matures on May 11, 2007 and includes $130,000 of principal and related accrued interest. Accrued interest on the notes totaled $23,817 at December 31, 2005.

Convertible Note Payable

At December 31, 2003, the Company had a convertible promissory note outstanding in the amount of $582,616. The note has a face value of up to $1,000,000 which carries an eight percent interest rate and matures on March 31, 2008. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. During the year ended December 31, 2004, the Company received additional proceeds of $299,852 and repaid $216,525 of the principal balance and $60,205 of accrued interest.

During the year ended December 31, 2005, the Company received additional proceeds of $51,458 and repaid $305,456 of the principal balance. As of December 31, 2005, the convertible promissory note has an outstanding principal balance of $411,945 and accrued interest of $59,521 reflected on the accompanying consolidated financial statement. Interest expense during the years ended December 31, 2005 and 2004 totaled $65,350 and $57,130, respectively.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

The intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company’s common stock totaled $8,449 and $29,718 for the years ended December 31, 2005 and 2004, respectively. The beneficial conversion is recognized as interest expense with a corresponding increase to additional paid-in capital in the accompanying consolidated financial statements. The note holder did not take advantage of the imbedded beneficial conversion feature as of December 31, 2005.

Maturities

Aggregate maturities required on long-term debt at December 31, 2005, are as follows:

Year	Amount

2006	$-
2007	$370,000
2008	$411,945

(5) Shareholders’ Deficit

Common Stock Issuances

In July 2005, the Company sold 830,770 units at a price of $0.65 per share for total proceeds of $540,000. Each unit included one share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a price of $1.25 per share.

During the year ended December 31, 2004 the Company issued 71,600 restricted shares of its common stock in exchange for consulting services and payables. The transactions were recorded based on the value of the stock issued, the services rendered or the debt liquidated. The Company recorded $40,451 as stock-based compensation for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued 16,400 shares of its common stock to unrelated third parties as payment for account payables related to consulting services. The shares issued in the transaction were valued based on the value of the stock issued, the services rendered or the debt liquidated. The Company’s payables were reduced by $7,004 as a result of the stock transaction.

Options granted to non-employees, accounted for under the fair value method

During the year ended December 31, 2005, the Company granted options to purchase a total of 125,000 shares of the Company’s common stock to two consultants. The options carry an exercise price of $0.50 per share and vest monthly commencing December 1, 2005 through May 1, 2006. The Company also granted to these consultants options to purchase a total of 125,000 shares of the Company’s common stock at an exercise price of $1.00. These shares will vest monthly commencing June 1, 2006 through November 1, 2006. The options expire December 1, 2010. The Company’s quoted price on the grant date was $0.84 per share. The Company calculated the fair value of the options at $0.598 and $0.48, respectively, or $134,750, of which $12,458 was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.45%
Dividend yield	0.00%
Volatility factor	69.30%
Weighted average expected life	5 years

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

During the year ended December 31, 2004, the Company granted a consultant options to purchase a total of 100,000 shares of the Company’s common stock. The options carry an exercise price of $0.60 per share and vest on a monthly interval. The Company determined the fair value of the options at $0.48 per share and recorded stock based compensation of $16,000 and $1,344 for the years ended December 31, 2005 and 2004, respectively.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.85%
Dividend yield	0.00%
Volatility factor	99.90%
Weighted average expected life	5 years

Options granted to employees, accounted for under the intrinsic value method

On February 11, 2005, the Company granted two employees options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vest on a monthly interval through February 11, 2007 with 300,000 options vesting immediately. The options expire February 11, 2008. The Company’s common stock had a market value of $1.97 on the date of grant. As a result of the options priced “in the money”, the Company recognized stock-based compensation totaling $176,000 in accordance with APB 25.

The fair value of the options was calculated at $0.959 per share, or $1,438,500, of which $767,200 is included in the pro forma schedule presented below.

During the year ended December 31, 2004, the Company granted 1,010,000 options to employees. The options carry exercise price of $0.60 per share and expire July 1, 2011. Options granted vest on a monthly interval through June 30, 2009 with 100,000 options vesting immediately. The Company’s common stock had a market value ranging from $0.60 to $1.50 per share on the date of grant. As a result, the Company recognized stock-based compensation totaling $9,000 in accordance with APB 25. The weighted average exercise price and weighted average fair value of the options as of December 31, 2004 were $0.60 and $0.61, respectively. During the year ended December 31, 2005, 10,000 of these options expired.

The fair value of these options was calculated at $417,000, of which $75,060 and $79,230 is included in the pro forma schedule presented below for the years ended December 31, 2005 and 2004, respectively.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	For The Years Ended
	December 31,

	2005	2004

Net income (loss), as reported	$(1,264,140)	$934,608
Decrease due to:
Employee stock options	(516,140)	(79,230)

Pro forma net income (loss)	$(1,780,280)	$855,378

Basic income (loss) per common
share, as reported	$(0.06)	$0.04

Diluted income (loss) per common
share, as reported	$(0.06)	$0.04

Pro Forma basic income (loss)
per common share	$(0.08)	$0.04

Pro Forma diluted income (loss)
per common share	$(0.08)	$0.04

Following is a schedule of changes in common stock awards for each of the two years ended December 31, 2005:

					Weighted	Weighted

					Average	Average

				Exercise	Exercise	Remaining

		Awards Outstanding		Price	Price	Contractual

		Total	Exercisable	Per Share	Per Share	Life

Outstanding at January 1, 2004		2,475,000	1,478,936	$0.30-$1.00	$0.68	4.25 years

Granted		1,110,000	542,778	$0.60	$0.60	6.29 years

Exercised		-	-	-	$-	N/A

Cancelled/Expired		(260,000)	-	-	$-	N/A

Outstanding at December	31, 2004	3,325,000	2,021,714	$0.30 - $1.00	$0.68	3.84 years

Granted		2,580,770	1,651,601	$0.50 - $1.75	$1.49	2.54 years

Vested		-	510,384	$0.60	$-	N/A

Exercised		-	-	-	$-	N/A

Cancelled/Expired		(10,000)	(10,000)	$0.60	$0.60	N/A

Outstanding at December	31, 2005	5,895,770	4,173,699	$0.30 - $1.75	$1.04	2.71 years

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Common stock awards consisted of the following options and warrants for the two year period from January 1, 2004 through December 31, 2005:

			Total
Description	Options	Warrants	Awards

Outstanding at January 1, 2004	2,475,000	-	2,475,000
Granted	1,110,000	-	1,110,000
Exercised	-	-	-
Cancelled/Expired	(260,000)	-	(260,000)

Outstanding at December 31, 2004	3,325,000	-	3,325,000
Granted	1,750,000	830,770	2,580,770
Exercised	-	-	-
Cancelled/Expired	(10,000)	-	(10,000)

Outstanding at December 31, 2005	5,065,000	830,770	5,895,770

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

(7) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended
	December 31,

	2005	2004

U.S. federal statutory graduated rate	34.00%	34.00%
Net operating loss for which tax
benefit is currently available	-34.00%	-34.00%

	0.00%	0.00%

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

At December 31, 2005, the Company has a net operating loss carryforward for federal income tax purposes of approximately $2,354,582, which was fully allowed for in the valuation allowance of $2,354,582. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2005 and 2004 was $1,255,691 and $964,326, respectively. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2025.

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

(8) Subsequent Event

On February 23, 2006, the Company sold 550,000 units at a price of $0.60 per unit for a total of $330,000 in proceeds. Each of the units consists of one share of the Company’s $.001 par value restricted Common Stock and one common stock purchase Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share. The Company also received $30,000 in proceeds from the exercise of 100,000 options at a price of $0.30 per share of common stock.

All of these shares were sold to Frank R. Evanshen, the Company’s CEO and Director. Mr. Evanshen is a beneficial holder of common stock who directly and indirectly controls 35% of the issued and outstanding common stock. Mr. Evanshen has indicated that he has secured personal financing and may invest up to an additional $640,000 in WordLogic Corporation. WordLogic Corporation has committed to Mr. Evanshen that he may purchase additional shares at a price equal to 90% of the trading price of the shares at the close of the market on the date of the purchase, expiring February 23, 2007. No formal agreements or commitments exist that would require Mr.

Evanshen to invest additional funds.

WordLogic Corporation and Subsidiary Annual Report

Changes In and Disagreements with Accountants on Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Other Information

None

Directors, Executive Officers, Promoters and Control Persons

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
650 West Georgia Street, Suite 2400
Vancouver, B. C., Canada V6B 4N7

WordLogic Corporation and Subsidiary Annual Report

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

WordLogic Corporation and Subsidiary Annual Report

Dr. David Stirling serves as Executive Vice President of Business Development for WordLogic Corporation. Prior to joining WordLogic, Dr. Stirling was Principal of Kyuquot Elementary Secondary School and Director of the Houpsitas Adult Learning Center in Kyuquot, British Columbia. Throughout his career, Dr Stirling has been developing individual education programs for students with learning difficulties.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2005 were filed.

WordLogic Corporation and Subsidiary Annual Report

Code of Ethics

WordLogic Corporation has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is included, by reference, as an exhibit to this annual report.

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation			Award(s)	Payouts

					Restricted Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($CAD)	($)	(#)	($)	($)

Frank Evanshen (1)	2005	0	0	200,000	0	0	0	0
President and Director	2004	0	0	125,000	0	0	0	0
	2003	0	0	100,000	0	0	0	0

T. Allen Rose (2)	2005	0	0	84,000	0	0	0	0
Secretary and Director	2004	0	0	62,000	0	0	0	0
	2003	0	0	48,000	0	0	0	0

Mark Dostie (3)	2005	0	0	111,520	0	0	0	0
Technology Officer	2004	0	0	65,951	0	0	0	0
	2003	0	0	0	0	0	0	0

Dr. David Stirling (4)	2005	0	0	60,000	0	0	0	0
Executive Vice President 2004		0	0	10,000	0	0	0	0

Notes:

(1)	The Company paid management fees of $CAD 200,000 during fiscal year 2004 to MCC Meridian Capital Corp., a company controlled by Mr. Evanshen. MCC Meridian Capital Corp. is operating under a management agreement requiring monthly payments of $CAD 16,666,67 and a provision for 700,000 options vesting over a three year period beginning April 1, 2003. 100,000 options are exercisable at US$0.30 and 600,000 options are exercisable at US$1.00.

On February 11, 2005, the Company issued 1,000,000 stock options to Mr. Evanshen as performance incentive compensation. 200,000 options vested on the issue date and 800,000 vest over a three year period beginning February 11, 2005. These options are exercisable at US$1.75.

(2)	The Company paid consulting fees of $CAD 84,000 during fiscal year 2004 to Mr. Rose. Mr. Rose is engaged under a consulting agreement requiring monthly payments of $CAD 6,000. Mr. Rose has also been granted 250,000 options vesting over a three year period beginning April 1, 2003. 50,000 options are exercisable at US$0.30 and 200,000 options are exercisable at US$1.00. On February 11, 2005, the Company issued 1,000,000 stock options to Mr. Rose as performance incentive compensation. 100,000 options were vested on the issue date and 400,000 vest over a three year period beginning February 11, 2005. These options are exercisable at US$1.75.

(3)	The Company issued 1,000,000 stock options to Mr. Dostie as performance incentive compensation. They vest over a three year period beginning April 1, 2003. 600,000 options are exercisable at US$0.30 and 200,000 options are exercisable at US$0.57

(4)	The Company paid consulting fees of $CAD 60,000 during fiscal year 2005 to Dr. Stirling. Dr. Stirling is engaged under a consulting agreement requiring monthly payments of $CAD 5,000. Dr. Stirling has also been granted 100,000 options vesting over a three year period beginning November 10, 2004.exercisable at US$0.60.

As of December 31, 2005, WordLogic Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

WordLogic Corporation does not pay members of the Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

WordLogic Corporation and Subsidiary Annual Report

Employment, Management and Consulting Agreements

MCC Meridian Capital Corp. (“MCC”), a company controlled by Mr. Evanshen, has a management agreement with WordLogic Corporation for the services provided personally by Mr. Evanshen in his role as President, Chairman and Chief Executive Officer of the Company. The agreement currently requires monthly payments of $CAD 16,666.67 for the services rendered. Mr. Rose has a consulting agreement with WordLogic Corporation for the services provided by him in his role as Chief Financial Officer of the Company. This agreement provides that Mr. Rose is paid $CAD 8,000.00 per month for his services.

Mr. Mark Dostie has an employment agreement with WordLogic Corporation for his employment as Chief Technology Officer for the Company. This agreement provides that Mr. Dostie is paid $CAD 9,293.33 per month for his services.

Mr. Peter Knaven has an employment agreement with WordLogic Corporation for his employment as a Software Programmer and Developer for the Company. This agreement provides that Mr. Knaven is paid $CAD 8,333.33 per month for his services.

Dr. David Stirling has an employment agreement with WordLogic Corporation for his employment as Executive Vice President the Company. This agreement provides that Dr. Stilring is paid $CAD 5,000.00 per month for his services

WordLogic Corporation and Subsidiary Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following set forth; as of April 13, 2005; the beneficial ownership of WordLogic Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly.

Common Stock
	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Owner	Acquirable	of Class (1)
Frank R. Evanshen, President, Director	7,405,383	1,982,603	34.7%
3710 Southridge Place
West Vancouver, BC

MCC Meridian Capital Corp.	783,671	0	2.9%
(an entity controlled by Frank R, Evanshen)
650 West Georgia Street, #2400
Vancouver, BC

Harold Gunn	6,054,836	0	22.4%
1116 Ironwork Passage
Vancouver, BC

T. Allen Rose, CFO and Director	32,000	616,301	2.4%
724 Colborne Street
New Westminster, BC

Mark Dostie, Technology Officer	0	1,000,000	3.7%
5580 Woodpecker Drive.
Richmond, BC

Dr. David Stirling, Executive Vice President	0	52,877	0.2%
3309 De Courcy Drive
Ladysmith, BC
Total Shares of 5% or more Beneficial Ownership	14,243,890	1,982,603	59.9%
Total Shares of Officers and Directors as a group	8,221,054	3,651,781	43.8%

Total Shares Issued and Outstanding:	23,432,434, if all exercised per note (1) 27,084,215

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Notes:

(1) Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after April 13, 2006.

The following lists such beneficial owners and the amount of shares of common stock, of the number of shares shown in the preceding table, to which such beneficial owners have the right to acquire within the stated 60 day period:

Name of Beneficial Owner	Number of Shares Acquirable
Frank R. Evanshen	1,982,623
Mark Dostie	1,000,000
T. Allen Rose	616,301
David Stirling	52,877

WordLogic Corporation and Subsidiary Annual Report

Certain Relationships and Related Transactions

As of December 31, 2003, the Company owed an affiliate $45,788 for working capital advances. During the year ended December 31, 2004, the affiliate advanced an additional $69,388 to the Company. The Company repaid the balance of $115,176 during the year. During the year ended December 31, 2005, the affiliate advanced an additional $298,890 to the Company. The Company repaid $228,623 during the year. As of December 31, 2005, the Company owed the affiliate $70,267.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $86,138 and $72,908 during the years ended December 31, 2005 and 2004, respectively.

On February 23, 2006, the Company sold 550,000 units at a price of $0.60 per unit for a total of $330,000 in proceeds. Each of the units consists of one share of the Company’s $.001 par value restricted Common Stock and one common stock purchase Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share. The Company also received $30,000 in proceeds from the exercise of 100,000 options at a price of $0.30 per share of common stock.

All of these shares were sold to Frank R. Evanshen, the Company’s CEO and Director. Mr. Evanshen is a beneficial holder of common stock who directly and indirectly controls 35% of the issued and outstanding common stock. Mr. Evanshen has indicated that he has secured personal financing and may invest up to an additional $640,000 in WordLogic Corporation. WordLogic Corporation has committed to Mr. Evanshen that he may purchase additional shares at a price equal to 90% of the trading price of the shares at the close of the market on the date of the purchase, expiring February 23, 2007. No formal agreements or commitments exist that would require Mr.

Evanshen to invest additional funds.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

On February 28, 2006, WordLogic Corporation filed a Report on Form 8-K disclosing Securities and Trading Markets - Unregistered Sales of Equity Securities; disclosing the sale of common stock shares of the company. On July 8, 2005, WordLogic Corporation filed a Report on Form 8-K disclosing Securities and Trading Markets - Unregistered Sales of Equity Securities; disclosing the sale of common stock shares of the company. On February 16, 2005, WordLogic Corporation filed a Report on Form 8-K disclosing Other Events – Press Release; announcing a preview version of Predictive Keyboard ™ for Desktop PCs.

On January 26, 2005, WordLogic Corporation filed a Report on Form 8-K disclosing Other Events – Press Release; announcing details as pertaining to a new patent application.

WordLogic Corporation and Subsidiary Annual Report

Index to Exhibits

WordLogic Corporation includes by reference the following exhibits:

3.1	Articles of Incorporation; as filed with the registrant’s
Annual Report on Form 10-KSB for the period ending December 31, 2004.

3.2	Bylaws; as filed with the registrant’s
Annual Report on Form 10-KSB for the period ending December 31, 2004.

14.1	Code of Ethics; as filed with the registrant’s
Annual Report on Form 10-KSB for the period ending December 31, 2004.

WordLogic Corporation includes herewith the following exhibits:

10.1	Renewal Agreement, dated March 29, 2006;
by and between WordLogic Corporation and Richard Kozukan

10.2	Letter of Agreement, dated December 1, 2005;
by and between WordLogic Corporation and Pfeiffer High Investor Relations

10.3	Promissory Note and Loan Agreement, dated May 11, 2005;
by and between WordLogic Corporation and EH&P Investments AG

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15d-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Description of Exhibits

Exhibits 3.1 and 3.2
Articles of Incorporation, as amended, of WordLogic Corporation
Bylaws of the Corporation
Exhibit 10.1
Renewal Agreement dated March 29, 2006, pursuant to Loan Agreement, by and between WordLogic Corporation and Richard Kozukan
Exhibit 10.2
Letter of Agreement dated December 1, 2005,
by and between WordLogic Corporation and Pfeiffer High Investor Relations
Exhibit 10.3
Promissory Note and Loan Agreement dated May 11, 2005,
by and between WordLogic Corporation and EH&P Investments AG
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

WordLogic Corporation and Subsidiary Annual Report

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2005 and 2004 were: $9,350 and $9,400, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2005 and 2004 were: $0 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2005 and 2004.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2005 and 2004.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2005. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

WordLogic Corporation and Subsidiary Annual Report

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation
(Registrant)

Date	April 12, 2006	___________/S/ Frank R. Evanshen_____________________

Frank R. Evanshen, President
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WordLogic Corporation
(Registrant)

Date	April 12, 2006	___________/S/ Frank R. Evanshen, President_____________

Frank R. Evanshen, President
Principal Executive Officer

Date	April 12, 2006	___________/S/ T. Allen Rose, CFO_____________________

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer