Form 10QSB
period 2006-03-31
WORDLOGIC CORP
filed 2006-05-12
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
requirements for the past 90 days.	Yes [X]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes [ ]	No [X]

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2006: 23,432,434 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	WORDLOGIC CORPORATION

	Index
		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Consolidated Statement of Shareholder’s Deficit	5
	Condensed Consolidated Statements of Cash Flows (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10
Item 3.	Controls and Procedures	12
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet (Unaudited) March 31, 2006

Assets

Current Assets:
Cash	$115,093
GST receivable	9,322
Employee advance	10,282

Total current assets	134,697

Property and equipment, net of accumulated depreciation of $113,164	25,423

Total assets	$160,120

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable
Trade	$69,719
Related party (Note 2)	159,775
Accrued expenses	4,125
Accrued interest	98,439
Notes payable (Note 3)	370,000

Total current liabilities	702,058

Long Term Debt:
Convertible note payable (Note 3)	368,364

Total liabilities	1,070,692

Shareholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
23,432,434 shares issued and outstanding	23,432
Additional paid-in capital	3,002,026
Accumulated deficit	(2,278,794)
Deficit accumulated during development stage	(1,287,550)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(369,686)

Total shareholders' deficit	(910,572)

Total liabilities and shareholders’ deficit	$160,120

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Operations (Unaudited)

			May 27, 2003
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Royalty revenue	$ 6,073	$2,910	$31,078

Operating expenses:
Stock based compensation (Note 5):
Common stock options	203,988	77,000	459,241
Rent, related party (Note 2)	22,603	21,291	197,408
Selling, general and administrative
(net of $203,988, $77,000, and $459,241,
respectively, stock-based compensation)	142,407	167,399	1,320,876
Research and development	106,280	148,612	704,170

Total operating expenses	475,278	414,302	2,681,695

Loss from operations	(469,205)	(411,392)	(2,650,617)

Other income (expenses):
Interest income	-	-	1,760
Interest expense:
Related parties	-	-	(42,596)
Beneficial conversion	-	-	(121,888)
Other	(15,899)	(13,538)	(138,849)
Gain on settled payables	-	12,550	64,640

Loss before income taxes and extraordinary item	(485,104)	(412,380)	(2,887,550)

Income tax provision (Note 4)	-	-	-

Loss before extraordinary item	(485,104)	(412,380)	(2,887,550)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0-	-	-	1,600,000

Net loss	$ (485,104)	$(412,380)	$(1,287,550)

Basic and diluted loss per share	$ (0.02)	$(0.02)

Weighted average common shares outstanding	23,107,434	21,951,663

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statement of Changes in Shareholders’ Deficit

					Equity	Cumulative
					(Deficit)	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	19,017	1,518,306	(2,278,794)	-	3,806	(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Beneficial conversion on convertible
note payable	-	-	83,721	-	-	-	83,721
Comprehensive loss:
Net income	-	-	-	-	(472,914)	-	(472,914)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(743,285)

Balance, December 31, 2003	21,863,664	$21,864	$ 1,599,180	$ (2,278,794)	$ (472,914)	$ (266,565)	$(1,397,229)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Beneficial conversion on convertible
note payable	-	-	29,718	-	-	-	29,718
Comprehensive income:
Net income	-	-	-	-	934,608	-	934,608
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	837,513

Balance, December 31, 2004	21,951,664	$21,952	$ 1,686,611	$ (2,278,794)	$ 461,694	$ (363,660)	$(472,197)
Sale of common stock ($0.65/unit)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Beneficial conversion on convertible
note payable	-	-	8,449	-	-	-	8,449
Comprehensive loss:
Net income	-	-	-	-	(1,264,140)	-	(1,264,140)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,267,070)

Balance, December 31, 2005	22,782,434	$22,782	$ 2,438,688	$ (2,278,794)	$ (802,446)	$ (366,590)	$(986,360)

Sale of common stock ($0.60/share)	550,000	550	329,450	-	-	-	330,000
Common stock options
exercised (Note 5)	100,000	100	29,900	-	-	-	30,000
Common stock options vested	-	-	203,988	-	-	-	203,988
Comprehensive loss:
Net income	-	-	-	-	(485,104)	-	(485,104)
Cumulative translation adjustment	-	-	-	-	-	(3,096)	(3,096)

Comprehensive income	-	-	-	-	-	-	(488,200)

Balance, March 31, 2006	23,432,434	$23,432	$ 3,002,026	$ (2,278,794)	$ (1,287,550)	$ (369,686)	$(910,972)

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Cash Flows (Unaudited)

			May 27, 2003
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Net cash used in operating activities	$ (224,165)	$(304,088)	$(848,208)

Cash flows from investing activities:
Purchases of equipment	-	-	(18,892)

Net cash used in investing activities	-	-	(18,892)

Cash flows from financing activities:
Proceeds from related party advances	-	-	368,278
Repayment of related party advances	-	-	(400,398)
Proceeds from promissory notes issued to related parties	-	-	250,394
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	-	933,926
Repayment of convertible promissory notes (Note 3)	(43,311)	(139,653)	(572,139)
Proceeds from other promissory note (Note 3)	-	240,000	370,000
Payments on capital lease obligation	-	-	(12,071)
Proceeds from stock options exercised	30,000	-	36,300
Proceeds from sale of common stock	330,000	-	870,000

Net cash provided by financing activities	316,689	100,347	1,350,349

Effect of exchange rate changes on cash	(3,096)	(10,867)	(369,686)

Net change in cash	89,428	(214,608)	113,563

Cash, beginning of period	$ 25,665	$262,061	1,530

Cash, end of period	$ 115,093	$47,453	$115,093

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$550	$-	$170,502

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2005, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2 - Related Party Transactions

As of March 31, 2006, the Company owed an affiliate $159,775 for administrative services provided to the Company. This obligation is included in the accompanying condensed consolidated financial statements as “Accounts payable, related party”. The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $22,603 for the three months ended March 31, 2006.

Common Stock Sales

In February 2006, the Company conducted a private placement offering whereby it sold 550,000 units to an officer at a price of $.60 per unit. Each unit consisted on one share of the Company’s common stock and one warrant to purchase another share of common stock at $1.25 per share. The warrants may be exercised over a period of three years. The Company received proceeds of $330,000. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

In February 2006, the Company received $30,000 in proceeds from an officer exercising options to purchase 100,000 shares of common stock at a price of $0.30 per share.

Note 3 – Notes Payable

As of December 31, 2005, the Company owed an unrelated third party for a convertible promissory note totaling $411,945. During the three months ended March 31, 2006, no additional amounts were advanced and the Company repaid $43,311, which reduced the balance owed on the note to $368,634 at March 31, 2006. The note carries an eight percent interest rate and matures on March 31, 2008. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the note totaled $66,905 at March 31, 2006.

As of December 31, 2005, the Company owed an unrelated third party for a promissory note totaling $370,000. No amounts were repaid as of March 31, 2006. The note is unsecured, carries an eight percent interest rate and matures on March 1, 2007. Accrued interest payable on the note totaled $31,535 at March 31, 2006.

Future maturities of the notes payable are as follows:

Year ended December 31,
2006	$-
2007	370,000
2008	411,945

$781,945

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Shareholders’ Deficit Stock options - employees

Prior to 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost of $77,000 was reflected during the three months ended March 31, 2005 net income, as some, but not all, options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Effective December 15, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by the company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, compensation cost recognized in the first quarter of 2005 would have been $339,750 had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

		May 27, 2003
		(Inception)
	Three Months Ended	Through
	March 31, 2005	March 31, 2006
Net income (loss), as reported	$(412,309)	$(1,287,550)
Add: Stock-based employee compensation expense	77,000	186,344
included in reported net income, net of related tax effects
Deduct: Total stock-based employee compensation expense	(339,750)	(921,490)

determined under fair value based method for all awards, net of related tax effects
Pro forma net income	$(675,059)	$(2,022,696)

Basic and diluted earnings per share as reported	$(0.02)
Basic and diluted earnings per share pro forma	$(0.03)

During the three months ended March 31, 2006, options to purchase 195,000 shares of common stock granted under APB Opinion No. 25 vested. The Company recognized $162,615 of compensation cost under the modified prospective method in accordance with FASB Statement No. 123.

Additionally, options to purchase 70,830 shares of common stock granted to consultants vested. The company recognized $41,373 of compensation cost pursuant to FASB Statement No. 123.

Common Stock Awards

The following schedule summarizes the Company’s stock awards activity for the three months ended March 31, 2006:

	Awards Outstanding		Awards Exercisable		Weighted Average

	Number of	Exercise Price	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Shares	Per Share	Per Share

Balance at January 1, 2006	5,895,770	$ 0.30 to $ 1.75	4,173,699	$ 0.30 to $ 1.75	$1.04
Awards vested	-	-	265,830	$ 0.50 to $ 1.75
Awards granted	550,000	$1.25	-	$1.25	$1.25
Awards exercised	(100,000)	$0.30	(100,000)	$0.30	$0.30
Awards expired		$		$-	$-

Balance at March 31, 2006	6,345,770	$ 0.30 to $ 1.75	4,339,529	$ 0.30 to $ 1.75	$1.56

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Subsequent Events Stock Sales – Related Parties

In May 2006, the Company conducted a private placement offering whereby it sold 1,000,000 units to an officer at a price of $.50 per unit. Each unit consisted on one share of the Company’s common stock and one warrant to purchase another share of common stock at $1.25 per share. The warrants may be exercised over a period of three years. The Company received proceeds of $500,000. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2006

The Company reports a net loss of $485,104 for the three-month period ending March 31, 2006 versus a net loss of $412,380 for the three-months ended March 31, 2005. For each three-month period, the net loss was primarily comprised of loss from operations; $469,205 for the three-month period ending March 31, 2006; and, $411,392 for the three-month period ending March 31, 2005.

For each three-month reporting period, loss from operations was comprised of stock-based compensation; selling, general and administrative expenses; research and development expenses; and rent. Comparatively, stock-based compensation for the period ending March 31, 2006 was $203,988 versus $77,000 for the period ending March 31, 2005 primarily due to the Company’s adoption of the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. For the period ending March 31, 2006; selling, general and administrative expenses were $142,407 and research and development costs were $106,280; whereas, for the period ending March 31, 2005 each of these expenses were greater at $167,399 and $148,612, respectively. Rent for the two periods remained relatively consistent

Liquidity and Capital Resources

During the three-months ended March 31, 2006 the Company’s cash position increased by $89,428. Net cash used in operating activities totaled $224,165; and, $316,689 was provided by financing activities, primarily through the sale of common stock. The effect of exchange rates on cash was a decrease of $3,096.

During the three-months ended March 31, 2005 the Company’s cash position decreased by $214,608. Net cash used in operations totaled $304,088; $100,347 was provided through financing activities, primarily due to proceeds from a promissory note. The effect of exchange rates on cash was a decrease of $10,867.

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

Recent Business Activities:

During the year ended December 31, 2004 the Company commenced with the development of a desktop version of its Predictive Keyboard ™. On February 15, 2005 the company announced the availability of a preview version of Predictive Keyboard™ for Desktop PCs and on March 31, 2005 the Company commercially released the new software via download on its website and also on a USB Flash Drive through its e-commerce engine. In July 2005 the Office of Rehabilitation Services for the State of Rhode Island selected WordLogic Predictive Keyboard™ as an Assistive Technology solution for persons with disabilities. This has resulted in the sale of 11 licenses and the Company expects increased sales as the product becomes endorsed by other Assistive Technology agencies.

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

Since inception, management has been confident that its product portfolio would generate an increasing market demand and sales revenue sufficient to cover its operating expenses. To date, sales have not met management's expectations; however, the Company is now marketing its products in more specific industries. Management has found that the Assistive Technology market for persons with disabilities to be one where its products are extremely compelling to users and rehabilitation-providers. Additionally, its products are compelling for person that English is their second language and the Company will be targeting this market in 2006. Similar marketing opportunities exist in specialized professions such as legal, medical and geological where specialized dictionaries are presently being developed by the Company. Management feels that the industry-specific marketing of its products will ultimately generate the sales revenues it requires to cover its operating expenses.

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

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
None, for the period ending March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 08, 2006, we sold 1,000,000 shares of our common stock at a price of $0.50 per share for a total of $500,000 in proceeds. Each of the shares sold includes a warrant. Each Warrant entitles the Subscriber to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share. These shares were sold to Frank R. Evanshen our CEO and Director. Mr. Evanshen is a beneficial holder of our common stock who directly and indirectly controls 37.6% (inclusive of this purchase) of the issued and outstanding common stock. We had previously disclosed that Mr. Evanshen had secured personal financing and may to invest up to an additional $640,000 in WordLogic Corporation. No formal agreements or commitments exist that would require Mr. Evanshen to invest additional funds.

This private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. We also believe this private offering to be exempt from registration under Regulation S, as the purchaser is domiciled and transaction occurred outside the United States. The sales of stock were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

On February 23, 2006, we sold 550,000 shares of our common stock at a price of $0.60 per share for a total of $330,000 in proceeds. Each of the shares sold includes a warrant. Each Warrant entitles the Subscriber to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share. We also received $30,000 in proceeds from the exercise of 100,000 options at a price of $0.30 per share of common stock. These shares were sold to Frank R. Evanshen our CEO and Director. The transactions were previously reported on our Form 8-K filed on February 28, 2006.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2006.
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
February 28, 2006
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

WordLogic Corporation

Date: May 12, 2006	By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: May 12, 2006	By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer