Form 10KSB/A
period 2005-12-31
WORDLOGIC CORP
filed 2006-07-31
CIK 1139614

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
[X] YES [ ] NO

Issuer's revenues for the most recent fiscal year: $12,302

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $0.75 at March 28, 2006 is $12,025,970

The number of shares outstanding of WordLogic Corporation common stock is 22,782,434 as of December 31, 2005.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Table of Contents

Description of Business	3
Description of Property	8
Legal Proceedings	8
Submission of Matters to a Vote of Security Holders	8
Market for Common Equity and Related Stockholder Matters	9
Recent Sales of Unregistered Securities	11
Management’s Discussion and Analysis or Plan of Operations	12
Financial Statements	14
Changes In and Disagreements with Accountants on Disclosure	34
Controls and Procedures	34
Other Information	34
Directors, Executive Officers, Promoters and Control Persons	34
Section 16(a) Beneficial Ownership Compliance Reporting	36
Code of Ethics	37
Executive Compensation	37
Security Ownership of Certain Beneficial Owners and Management	39
Certain Relationships and Related Transactions	40
Exhibits and Reports on Form 8-K	40
Index to Exhibits	41
Principal Accountant Fees and Services	42
Signatures	43

WordLogic Corporation and Subsidiary Annual Report

Explanatory Note for Amended Report:

The Company has restated its December 31, 2005 Consolidated Financial Statements to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 4 of the included financial statements. The beneficial conversion feature was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

As discussed in Notes 4 and 5 of the included financial statements, because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

A table showing the changes resulting from these adjustments is included in Note 10 to the included financial statements. This report has only been updated to reflect these changes and no other updates or material modifications have been made to this report.

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

WordLogic Corporation and Subsidiary | Annual Report

WordLogic Corporation
The Last Word in Text Entry

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

Desktop Keyboard - WordLogic Corporation
File Options Help
WordLogic

As the world moves to handheld computing devices, the text entry function—currently dominated by thumb typing and stylus hunt and peck —remains one of the biggest drawbacks. Likewise, productivity advancements on desktop computers are limited by individual typing ability and navigation bottlenecks. The WordLogic Predictive Keyboard represents a significant advancement in predictive and text entry technology. In addition, the software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multi-lingual symbols capability and fast access to Internet sites from within common software applications.

Incorporated in the United States, the company's research, testing and marketing facilities are located in Vancouver, British Columbia, Canada.

How the Software Works

When a user types the first letter of a word, an on-screen keyboard highlights the next five most common letters (in green) as well as the most frequently used words beginning with the entered letters. As the user continues to type, the selection of words is narrowed down, providing the most likely word as selectable options in the prediction window.

Desktop Keyboard - WordLogic Corporation
File Options Tools Help
that...
the...
this...
time...
to...

The desired word can then be selected by either using the mouse or keyboard. By simply holding down any letter – for example, the next letter to be typed -- or just by holding down the spacebar – the user activates the prediction window, and can select desired words using the arrow keys. This ability to hold a letter down while using other keys simultaneously is unique to the WordLogic software, and does not restrict key commands for other software applications running on the PC.

Desktop Keyboard - WordLogic Corporation
File Options Tools Help
the first...
the following
the manner in which
the meeting
the same...

Once comfortable with the WordLogic Predictive Keyboard, a user has the option to display only the predicted words, or completely hide the prediction window, providing an unobstructed view of the applications with

WordLogic Corporation and Subsidiary Annual Report

2005 Business Activities

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

WordLogic Corporation and Subsidiary Annual Report

Management’s Discussion and Analysis or Plan of Operations

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2005 the Company experienced a net loss of $1,221,564; primarily due to a loss from operations of $1,203,036. The loss from operations was primarily comprised of general and administrative expenses of $592,887, research and development costs of $331,855, and stock-based compensation costs of $204,458.

During the fiscal year ending December 31, 2004 the Company reached a settlement agreement with Hewlett Packard Company regarding a copyright infringement claim, as well as related claims, filed by the Company against Hewlett Packard Company in the United States District Court. The Company realized a net gain on the settlement totaling $1,600,000 due to this extraordinary item. For the fiscal year ending December 31, 2004 the Company recorded a net income after extraordinary item of $938,596. The Company experienced a net loss before extraordinary item of $661,404 primarily comprised of general and administrative expenses of $315,070, research and development costs of $181,443, rent expense of $72,908, and stock-based compensation costs of $50,795. The company continues to experience limited revenues from royalties; which were $7,730 for the year ended December 31, 2004.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant losses since inception. During the year ended December 31, 2005 we had a net loss of $1,221,564. Our total assets for the year ended December 31, 2005 were $68,919. Our losses, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

WordLogic Corporation and Subsidiary Annual Report

Financial Statements Contents

Page
Report of Independent Registered Public Accounting Firm	15
Financial Statements
Consolidated Balance Sheet at December 31, 2005	16
Consolidated Statements of Operations
for the years ended December 31, 2005 and 2004,
and from May 27, 2003 (inception) through December 31, 2005	17
Consolidated Statement of Changes in Shareholder's Deficit
from May 27, 2003 (inception) through December 31, 2005	18
Consolidated Statements of Cash Flows
for the years ended December 31, 2005 and 2004,
and from May 27, 2003 (inception) through December 31, 2005	19
Notes to Consolidated Financial Statements	20 - 33

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

As described in Note 10 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2005 and its consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2005 to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 4.

/s/ Cordovano and Honeck, LLP Cordovano and Honeck, LLP Englewood, Colorado March 29, 2006, except as to Notes 4, 5, and 10, which is June 5, 2006

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED BALANCE SHEET December 31, 2005

Assets
As Restated
(See note 10)

Current assets:
Cash	$25,665
Accounts receivable, net	7,936
Employee advances	1,724
Notes receivable	5,995

Total current assets	41,320

Property and equipment, net of
accumulated depreciation of $110,988 (Note 3)	27,599

Total assets	$68,919

Liabilities and Shareholders’ Deficit

Current Liabilities:
Accounts payable, trade	$113,554
Accrued expenses	6,175
Accrued interest	83,338
Derivative liability	20,194
Notes payable, related party (Note 2)	70,267

Total current liabilities	293,528

Long-term debt:
Notes payable (note 4)	370,000
Convertible note payable, net of discount of $9,757 (note 4)	402,188

Total liabilities	1,065,716

Shareholders’ deficit (note 5):
Common stock, $.001 par value, 100,000,000 shares authorized,
22,782,434 shares issued and outstanding	22,782
Additional paid-in capital	2,302,860
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(690,995)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(366,590)

Total shareholders’ deficit	(996,797)

Total liabilities and shareholders’ deficit	$68,919

The accompanying notes are an integral part of these consolidated financial statements. Page 16

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

			May 27, 2003
			(Inception)
		For the Years Ended	Through
	December 31, 2005	December 31, 2004	December 31, 2005
	(As Restated)	(As Restated)	(As Restated)
	(See Note 10)	(See Note 10)	(See Note 10)

Royalty revenue	$12,302	$7,730	$25,005

Operating expenses:
Stock-based compensation (Notes 1 and 6):
Common stock options	176,000	10,344	186,344
Consulting services	28,458	40,451	68,909
Rent, related party (Note 2)	86,138	72,908	174,805
General and administrative
(net of $204,458, $50,795, and $243,714,
respectively, stock based compensation)	592,887	315,070	1,178,469
Research and development	331,855	181,443	597,890

Total operating expenses	1,215,338	620,216	2,206,417

Loss from operations	(1,203,036)	(612,486)	(2,181,412)

Other income (expenses):
Interest income	-	1,760	1,760
Interest expense:
Related parties	(8,219)	(19,763)	(42,596)
Amortization of discount on convertible note	(49,045)	(65,099)	(135,486)
Beneficial conversion	-	-	-
Other	(57,131)	(57,130)	(122,950)
Gain on derivative liability	83,172	39,369	125,049
Gain on restructure of debt	12,695	51,945	64,640

Loss before income taxes and
extraordinary item	(1,221,564)	(661,404)	(2,290,995)

Income tax provision (Note 8)	-	-	-

Loss before extraordinary item	(1,221,564)	(661,404)	(2,290,995)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0-	-	1,600,000	1,600,000

Net income (loss)	$(1,221,564)	$938,596	$(690,995)

Basic income (loss) per share:
Loss before extraordinary item	$(0.06)	$(0.03)

Extraordinary gain	$-	$0.07

Net income (loss)	$(0.06)	$0.04

Diluted income (loss) per share:
Loss before extraordinary item	$(0.06)	$(0.03)

Extraordinary gain	$-	$0.07

Net income (loss)	$(0.06)	$0.04

Weighted average common shares outstanding
Basic	22,136,871	21,979,496

Diluted	22,136,871	23,375,422

The accompanying notes are an integral part of these consolidated financial statements. Page 17

WordLogic Corporation and Subsidiary (A Development Stage Company) Consolidated Statement of Changes in Shareholders’ Deficit

					Equity	Cumulative
					(Deficit)	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

			(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
			(See Note 10)	(See Note 10)	(See Note 10)	(See Note 10)	(See Note 10)

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	-	3,806	(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Beneficial conversion on convertible
note payable	-	-	-	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(408,027)	-	(408,027)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(678,398)

Balance, December 31, 2003	21,863,664	$21,864	$ 1,510,519	$ (2,264,854)	$(408,027)	$(266,565)	$ (1,416,063)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Beneficial conversion on convertible
note payable	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	938,596	-	938,596
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	841,501

Balance, December 31, 2004	21,951,664	$21,952	$ 1,559,232	$ (2,264,854)	$530,569	$(363,660)	$ (516,761)
Sale of common stock ($0.65/unit)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Beneficial conversion on convertible
note payable	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	(1,221,564)	-	(1,221,564)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,224,494)

Balance, December 31, 2005	22,782,434	$22,782	$ 2,302,860	$ (2,264,854)	$(690,995)	$(366,590)	$ (996,797)

The accompanying notes are an integral part of these consolidated financial statements. Page 18

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 27, 2003
			(Inception)
	For the Years Ended		Through
	December 31		December 31,

	2005	2004	2005

	(As Restated)	(As Restated)	(As Restated)
	(See Note 10)	(See Note 10)	(See Note 10)

Cash flows from operating activities:
Net income (loss)	$ (1,221,564)	$938,596	$(690,995)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	11,456	11,416	28,383
Common stock issued for services and payables	-	47,457	47,457
Common stock options granted	204,458	10,344	214,802
Beneficial conversion	-	-	-
Amortization of debt discount	49,045	65,099	135,486
Gain on derivative liability	(83,172)	(39,369)	(125,049)
Changes in current assets and liabilities:
Receivables	8,503	27,891	36,394
Other assets	(9,736)	(15,563)	(16,869)
Accounts payable and accrued liabilities	15,357	(338,321)	(248,889)
Accrued interest payable	68,184	(72,947)	(4,763)

Net cash provided by (used in) operating activities	(957,469)	634,603	(624,043)

Cash flows from investing activities:
Purchases of equipment	(2,257)	(15,633)	(18,862)

Net cash used in investing activities	(2,257)	(15,633)	(18,892)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	298,890	69,388	368,278
Repayment of related party advances (Note 2)	(228,623)	(115,176)	(400,398)
Proceeds from promissory notes issued to related parties (Note 2)	-	163,844	250,394
Repayment of related party promissory notes (Note 2)	-	(458,617)	(493,941)
Proceeds from convertible promissory note	51,458	299,852	933,926
Repayment of convertible promissory notes	(305,465)	(216,525)	(528,828)
Proceeds from other promissory note (Note 3)	370,000	-	370,000
Payments on capital lease obligation	-	(6,331)	(12,071)
Proceeds from stock options exercised	-	-	6,300
Proceeds from sale of stock	540,000	-	540,000

Net cash (used in) provided by financing activities	726,260	(263,565)	1,033,660

Effect of exchange rate changes on cash	(2,930)	(97,095)	(366,590)

Net change in cash	(236,396)	258,310	24,135

Cash, beginning of period	262,061	3,751	1,530

Cash, end of period	$25,665	$262,061	$25,665

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$723	$168,029	$169,952

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

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7,

Accounting and Reporting by Development Stage Enterprises. The $690,995 loss recognized by the Company from May 27, 2003 through December 31, 2005, which includes an extraordinary gain of $1,600,000, is included in the accompanying consolidated financial statements as “deficit accumulated during development stage”.

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

General and Administrative Expenses

General and administrative expenses consist of the following:

			May 27, 2003
			(Inception)
	For the Years Ended		Through
	December 31,		December 31,

	2005	2004	2005

Salaries (net of $176,000, $10,344, and $186,344
respectively, stock-based compensation)	$311,132	$174,421	$ 536,771
Professional fees (net of $28,458, $40,451, and
$68,909, respectively, stock-based compensation)	151,399	98,609	272,450
Other G & A expense	130,356	42,040	369,248

	$592,887	$315,070	$ 1,178,469

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2005, there were 4,173,699 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. In addition, at December 31, 2005 the Company had $402,188 (net discount of $9,757) outstanding in convertible promissory notes that were convertible into approximately 673,113 shares of the Company’s common stock. Shares issued resulting from the conversion would also be antidilutive.

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

During the year ended December 31, 2005, the Company received additional proceeds of $51,458 and repaid $305,456 of the principal balance. As of December 31, 2005, the convertible promissory note has an outstanding principal balance of $402,188, net discount of $9,757, and accrued interest of $59,521 reflected on the accompanying consolidated financial statement. Interest expense during the years ended December 31, 2005 and 2004 totaled $65,350 and $57,130, respectively.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

The following table presents the allocation of proceeds of the financing:

Principal balance of the note	$81,641
Less fair value of put option	(23,407)

Balance at 5/27/03	58,234
Additional financing	500,975
Less fair value of put option	(119,795)
Amortization of discount (interest expense)	21,342

Carrying value at 12/31/03	460,756

Additional financing (net)	83,327
Less fair value of put option	(14,492)
Amortization of discount (interest expense)	65,099

Carrying value at 12/31/04	594,690

Less payments (net)	(253,998)
Plus fair value of put option	12,451
Amortization of discount (interest expense)	49,045

Carrying value at 12/31/05	$402,188

On March 29, 2006, the due date on the note was extended to March 31, 2008.

Maturities

Aggregate maturities required on long-term debt at December 31, 2005, are as follows:

Year	Amount

2006	$-
2007	$370,000
2008	$411,945

(5) Derivative Financial Instrument

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as embedded conversion features, where there is a possible interest rate scenario under which the embedded derivative would at least double the investor’s initial rate of return, are classified as derivative liabilities. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

As of December 31, 2005, the derivative liability is composed of the following:

Number of Shares
Derivative Liability
Can Be Settled

Embedded conversion feature	$20,193	673,113

Derivative gains in the amount of $2,508, $39,369, and $83,172 were recognized in the years ended December 31, 2003, 2004, and 2005, respectively.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(6) Shareholders’ Deficit

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	For The Years Ended
	December 31,

	2005	2004

Net income (loss), as reported	$(1,221,564)	$938,596
Decrease due to:
Employee stock options	(516,140)	(79,230)

Pro forma net income (loss)	$(1,737,704)	$859,366

Basic income (loss) per common
share, as reported	$(0.06)	$0.04

Diluted income (loss) per common
share, as reported	$(0.06)	$0.04

Pro Forma basic income (loss)
per common share	$(0.08)	$0.04

Pro Forma diluted income (loss)
per common share	$(0.08)	$0.04

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Following is a schedule of changes in common stock awards for each of the two years ended December 31, 2005:

					Weighted	Weighted

					Average	Average

				Exercise	Exercise	Remaining

		Awards Outstanding		Price	Price	Contractual

		Total	Exercisable	Per Share	Per Share	Life

Outstanding at January 1, 2004		2,475,000	1,478,936	$0.30-$1.00	$0.68	4.25 years

Granted		1,110,000	542,778	$0.60	$0.60	6.29 years

Exercised		-	-	-	$-	N/A

Cancelled/Expired		(260,000)	-	-	$-	N/A

Outstanding at December	31, 2004	3,325,000	2,021,714	$0.30 - $1.00	$0.68	3.84 years

Granted		2,580,770	1,651,601	$0.50 - $1.75	$1.49	2.54 years

Vested		-	510,384	$0.60	$-	N/A

Exercised		-	-	-	$-	N/A

Cancelled/Expired		(10,000)	(10,000)	$0.60	$0.60	N/A

Outstanding at December	31, 2005	5,895,770	4,173,699	$0.30 - $1.75	$1.04	2.71 years

Common stock awards consisted of the following options and warrants for the two year period from January 1, 2004 through December 31, 2005:

			Total
Description	Options	Warrants	Awards

Outstanding at January 1, 2004	2,475,000	-	2,475,000
Granted	1,110,000	-	1,110,000
Exercised	-	-	-
Cancelled/Expired	(260,000)	-	(260,000)

Outstanding at December 31, 2004	3,325,000	-	3,325,000
Granted	1,750,000	830,770	2,580,770
Exercised	-	-	-
Cancelled/Expired	(10,000)	-	(10,000)

Outstanding at December 31, 2005	5,065,000	830,770	5,895,770

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(7) Litigation Settlement

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

At December 31, 2005, deferred tax assets consisted of a net tax asset of $1,004,989, due to operating loss carryforwards of $2,955,849, which was fully allowed for, in the valuation allowance of $1,004,989. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2005 and 2004 was $415,332 and $319,123, respectively. The current tax benefit (expense) totaled $415,332 and ($319,123) for the years ended December 31, 2005 and 2004, respectively. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2025.

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

(9) Subsequent Event

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

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(10) Restatement

The Company has restated its December 31, 2005 Consolidated Financial Statements to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 4. The beneficial conversion feature was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

As discussed in Notes 4 and 5, because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

The following sets forth the effects of the restatement discussed above. Amounts reflected “As Previously Reported” represent those amounts included in the Company’s initial annual report on Form 10-KSB for the year ended December 31, 2005.

Consolidated Balance Sheet December 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Derivative liability	$-	$20,194	$20,194
Total current liabilities	$273,334	$20,194	$293,528
		-
Convertible note payable,	$411,945	$(9,757)	$402,188
Net of discount of	$-	$9,757	$9,757
Total liabilities	$1,055,279	$10,437	$1,065,716
		-
Accumulated deficit	$(2,278,794)	$13,940	$(2,264,854)
Deficit accumulated during development stage	$(802,446)	$111,451	$(690,995)
Total shareholders' deficit	$(986,360)	$(10,437)	$(996,797)

Consolidated Statement of Operations December 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Amortization of discount on convertible notes	$-	$(49,045)	$(49,045)
Beneficial conversion	$(8,449)	$8,449	$-
Gain on derivative liability	$-	$83,172	$83,172
Loss before income taxes	$(1,264,140)	$42,576	$(1,221,564)

WordLogic Corporation and Subsidiary (A Development Stage Company)

Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Shareholders' Deficit December 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Balance, December 31, 2004
Additional paid in capital	$1,686,611	$(127,379)	$1,559,232
Accumulated Deficit	$(2,278,794)	$13,940	$(2,264,854)
Equity Accumulated During Development
Stage	$461,694	$68,875	$530,569
Total	$(472,197)	$(44,564)	$(516,761)

Beneficial conversion on convertible note
payable	$8,449	$(8,449)	$-
Comprehensive loss:
Net income (loss)	$(1,264,140)	$42,576	$(1,221,564)
Comprehensive loss	$(1,267,070)	$42,576	$(1,224,494)
Balance, December 31, 2005
Additional paid in capital	$2,438,688	$(135,828)	$2,302,860
Accumulated deficit	$(2,278,794)	$13,940	$(2,264,854)
Deficit Accumulated During Development Stage	$(802,446)	$111,451	$(690,995)
Total	$(986,360)	$(10,407)	$(996,767)

Consolidated Statement of Cash Flows December 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Net income (loss)	$(1,264,140)	$42,576	$(1,221,564)
Beneficial conversion	$8,449	$(8,449)	$-
Amortization of debt discount	$-	$49,045	$49,045
Gain on derivative liability	$-	$(83,172)	$(83,172)
Net cash used in operating activities	$(957,469)	$-	$(957,469)

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

WordLogic Corporation
(Registrant)

Date	July 26, 2006	___________/S/ Frank R. Evanshen_____________________

Frank R. Evanshen, President
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WordLogic Corporation
(Registrant)

Date	July 26, 2006	___________/S/ Frank R. Evanshen, President_____________

Frank R. Evanshen, President
Principal Executive Officer

Date	July 26, 2006	___________/S/ T. Allen Rose, CFO_____________________

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer