Form 10QSB/A
period 2006-03-31
WORDLOGIC CORP
filed 2006-07-31
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB Amendment #1

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

WORDLOGIC CORPORATION Index

Explanatory Note for Amended Report:

The Company has restated its March 31, 2006 Condensed Consolidated Financial Statements to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 4 of the included financial statements. The beneficial conversion feature was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

As discussed in Notes 3 and 4 of the included financial statements, because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

Additionally, the Company included product sales with royalty revenue on the face of its Condensed Consolidated Statements of Operations. Product sales should not have been characterized as royalty revenue and are now presented separately.

A table showing the changes resulting from these adjustments is included in Note 8 to the included financial statement. This report has only been updated to reflect these changes only and no other updates or material modifications have been made to this report.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet (Unaudited) March 31, 2006

Assets
(As Restated)
(See Note 8)
Current Assets:
Cash	$115,093
GST receivable	9,322
Employee advance	10,282

Total current assets	134,697

Property and equipment, net of accumulated depreciation of $113,164	25,423

Total assets	$160,120

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable
Trade	$69,719
Related party (Note 2)	159,775
Accrued expenses	4,125
Accrued interest	98,439
Derivative liability	76,945
Notes payable (Note 3)	370,000

Total current liabilities	779,003

Long Term Debt:
Convertible note payable, net of discount of $54,979 (Note 4)	313,655

Total liabilities	1,092,658

Shareholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
23,432,434 shares issued and outstanding	23,432
Additional paid-in capital	2,866,198
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(1,187,628)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(369,686)

Total shareholders' deficit	(932,538)

Total liabilities and shareholders’ deficit	$160,120

See accompanying notes to condensed consolidated financial statements. 3

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Operations (Unaudited)

			May 27, 2003
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

	(As Restated)	(As Restated)	(As Restated)
	(See Note 8)	(See Note 8)	(See Note 8)

Revenues:
Product sales	$5,651	$-	$5,651
Royalty revenue	422	2,910	25,427

Total revenues	6,073	2,910	31,078

Operating expenses:
Stock based compensation (Note 5):
Common stock options	203,988	77,000	459,241
Rent, related party (Note 2)	22,603	21,291	197,408
Selling, general and administrative
(net of $203,988, $77,000, and $459,241,
respectively, stock-based compensation)	142,407	167,399	1,320,876
Research and development	106,280	148,612	704,170

Total operating expenses	475,278	414,302	2,681,695

Loss from operations	(469,205)	(411,392)	(2,650,617)

Other income (expenses):
Interest income	-	-	1,760
Interest expense:
Related parties	-	-	(42,596)
Beneficial conversion	-	-	-
Amortization of discount on convertible note	(9,757)	(16,348)	(145,243)
Other	(15,899)	(13,538)	(138,849)
Gain (loss) on derivative liability	(1,772)	20,793	123,277
Gain on settled payables	-	12,550	64,640

Loss before income taxes and extraordinary item	(496,633)	(407,935)	(2,787,628)

Income tax provision (Note 4)	-	-	-

Loss before extraordinary item	(496,633)	(407,935)	(2,787,628)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0-	-	-	1,600,000

Net loss	$(496,633)	$(407,935)	$(1,187,628)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding	23,107,434	21,951,663

See accompanying notes to condensed consolidated financial statements. 4

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statement of Changes in Shareholders’ Deficit

					Equity	Cumulative
					(Deficit)	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

			(As Restated)	(As Restated)	(As Restated)		(As Restated)
			(See Note 8)	(See Note 8)	(See Note 8)		(See Note 8)
Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	-	3,806	(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Beneficial conversion on convertible
note payable	-	-	-	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(408,027)	-	(408,027)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(678,398)

Balance, December 31, 2003	21,863,664	$21,864	$ 1,501,519	$ (2,264,854)	$(408,027)	$ (266,565)	$ (1,416,063)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Beneficial conversion on convertible
note payable	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	938,596	-	938,596
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	841,501

Balance, December 31, 2004	21,951,664	$21,952	$ 1,559,232	$ (2,264,854)	$530,569	$ (363,660)	$(516,761)
Sale of common stock ($0.65/unit)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Beneficial conversion on convertible
note payable	-	-	-	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(1,221,564)	-	(1,221,564)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,224,494)

Balance, December 31, 2005	22,782,434	$22,782	$ 2,302,860	$ (2,264,854)	$(690,995)	$ (366,590)	$(996,797)

Sale of common stock ($0.60/share)	550,000	550	329,450	-	-	-	330,000
Common stock options
exercised (Note 5)	100,000	100	29,900	-	-	-	30,000
Common stock options vested	-	-	203,988	-	-	-	203,988
Comprehensive loss:
Net income	-	-	-	-	(496,633)	-	(496,633)
Cumulative translation adjustment	-	-	-	-	-	(3,096)	(3,096)

Comprehensive income	-	-	-	-	-	-	(499,729)

Balance, March 31, 2006	23,432,434	$23,432	$ 2,866,198	$ (2,264,854)	$ (1,187,628)	$ (369,686)	$(932,538)

See accompanying notes to condensed consolidated financial statements. 5

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Cash Flows (Unaudited)

			May 27, 2003
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Net cash used in operating activities	$ (224,165)	$(304,088)	$(848,208)

Cash flows from investing activities:
Purchases of equipment	-	-	(18,892)

Net cash used in investing activities	-	-	(18,892)

Cash flows from financing activities:
Proceeds from related party advances	-	-	368,278
Repayment of related party advances	-	-	(400,398)
Proceeds from promissory notes issued to related parties	-	-	250,394
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	-	933,926
Repayment of convertible promissory notes (Note 3)	(43,311)	(139,653)	(572,139)
Proceeds from other promissory note (Note 3)	-	240,000	370,000
Payments on capital lease obligation	-	-	(12,071)
Proceeds from stock options exercised	30,000	-	36,300
Proceeds from sale of common stock	330,000	-	870,000

Net cash provided by financing activities	316,689	100,347	1,350,349

Effect of exchange rate changes on cash	(3,096)	(10,867)	(369,686)

Net change in cash	89,428	(214,608)	113,563

Cash, beginning of period	$ 25,665	$262,061	1,530

Cash, end of period	$ 115,093	$47,453	$115,093

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$550	$-	$170,502

See accompanying notes to condensed consolidated financial statements. 6

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

Note 3 – Notes Payable (Restated)

Convertible Note Payable

As of December 31, 2005, the Company owed an unrelated third party for a convertible promissory note totaling $402,188, net discount of $9,757. During the three months ended March 31, 2006, no additional amounts were advanced and the Company repaid $43,311, which reduced the balance owed on the note to $313,655, net discount of $54,979, at March 31, 2006. The note carries an eight percent interest rate and matures on March 31, 2008. Principal and accrued interest are payable in any combination of cash and common stock of the Company. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance. Accrued interest payable on the note totaled $66,905 at March 31, 2006.

Because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the allocation of proceeds of the financing:

Principal balance of the note	$81,641
Less fair value of put option	(23,407)

Balance at 5/27/03	58,234

Additional financing	500,975
Less fair value of put option	(119,795)
Amortization of discount (interest expense)	21,342

Carrying value at 12/31/03	460,756

Additional financing (net)	83,327
Less fair value of put option	(14,492)
Amortization of discount (interest expense)	65,099

Carrying value at 12/31/04	594,690

Less payments (net)	(253,998)
Plus fair value of put option	12,451
Amortization of discount (interest expense)	49,045

Carrying value at 12/31/05	$402,188
Less payments	(43,311)
Less increase in fair value of put option
due to extension of due date	(54,979)
Amortization of discount (interest expense)	9,757

Carrying value at 3/31/06	$313,655

On March 29, 2006, the due date on the note was extended to March 31, 2008.

Promissory Note

As of December 31, 2005, the Company owed an unrelated third party for a promissory note totaling $370,000. No amounts were repaid as of March 31, 2006. The note is unsecured, carries an eight percent interest rate and matures on March 1, 2007. Accrued interest payable on the note totaled $31,535 at March 31, 2006.

Future maturities of the notes payable are as follows:

Year ended December 31,
2006	$-
2007	370,000
2008	368,634

$738,634

Note 4 - Derivative Financial Instrument

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

As of March 31, 2006, the derivative liability is composed of the following:

Number of Shares
Derivative Liability
Can Be Settled

Embedded conversion feature	$76,945	699,495

A derivative loss in the amount of $1,772 was recognized in the three months ended March 31, 2006 and a derivative gain in the amount of $20,793 was recognized in the three months ended March 31, 2005.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6 – Shareholders’ Deficit Stock options - employees

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

Note 7 – Subsequent Events Stock Sales – Related Parties

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

Note 8 – Restatement

The Company has restated its March 31, 2006 Condensed Consolidated Financial Statements to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 4. The beneficial conversion feature was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

As discussed in Notes 3 and 4, because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

Additionally, the Company included product sales with royalty revenue on the face of its Condensed Consolidated Statements of Operations. Product sales should not have been characterized as royalty revenue and are now presented separately.

The following sets forth the effects of the restatement discussed above. Amounts reflected “As Previously Reported” represent those amounts included in the Company’s initial quarterly report on Form 10-QSB for the three months ended March 31, 2006.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited) Condensed Consolidated Balance Sheet March 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Derivative liability	$-	$76,945	$76,945
Total current liabilities	$273,334	$505,669	$779,003
		-
Convertible note payable,	$368,634	$(54,979)	$313,655
Net of discount of	$-	$54,979	$54,979
Total liabilities	$1,070,692	$21,966	$1,092,658

Accumulated deficit	$(2,278,794)	$13,940	$(2,264,854)
Deficit accumulated during development stage	$(1,287,550)	$99,922	$(1,187,628)
Total shareholders' deficit	$(910,572)	$(21,966)	$(932,538)

Condensed Consolidated Statement of Operations For the Three Months Ended March 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Revenues:
Product sales	$-	$5,651	$5,651
Royalty revenue	$6,073	$(5,651)	$422
Total revenue	$6,073	-	$6,073

Amortization of discount on convertible notes	$-	$(9,757)	$(9,757)
Gain (loss) on derivative liability	$-	$(1,772)	$(1,772)
Loss before income taxes	$(485,104)	$(11,529)	$(496,633)

WORDLOGIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Consolidated Statement of Changes in Shareholders' Deficit
For Three Months Ended March 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Balance, December 31, 2005
Additional paid in capital	$2,438,688	$(135,828)	$2,302,860
Accumulated deficit	$(2,278,794)	$13,940	$(2,264,854)
Deficit Accumulated During Development Stage	$(802,446)	$111,451	$(690,995)
Total	$(986,360)	$(10,407)	$(996,767)
Comprehensive loss:
Net loss	$(485,104)	$(11,529)	$(496,633)
Comprehensive income	$(488,200)	$(11,529)	$(499,729)

Balance, March 31, 2006
Additional paid in capital	$3,002,026	$(135,828)	$2,866,198
Accumulated deficit	$(2,278,794)	$13,940	$(2,264,854)
Deficit Accumulated During Development Stage	$(1,287,550)	$99,922	$(1,187,628)
Total	$(910,972)	$(21,566)	$(932,538)

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2006

The Company reports a net loss of $496,633 for the three-month period ending March 31, 2006 versus a net loss of $407,935 for the three-months ended March 31, 2005. For each three-month period, the net loss was primarily comprised of loss from operations in the amount of $469,205 for the three-month period ending March 31, 2006 and $411,392 for the three-month period ending March 31, 2005.

For each three-month reporting period, loss from operations was comprised of stock-based compensation; selling, general and administrative expenses; research and development expenses; and rent. Comparatively, stock-based compensation for the period ending March 31, 2006 was $203,988 versus $77,000 for the period ending March 31, 2005, primarily due to the Company’s adoption of the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. For the period ending March 31, 2006, selling, general and administrative expenses were $142,407 and research and development costs were $106,280 whereas for the period ending March 31, 2005, each of these expenses were greater at $167,399 and $148,612, respectively. Rent for the two periods remained relatively consistent.

Liquidity and Capital Resources

During the three-months ended March 31, 2006 the Company’s cash position increased by $89,428. Net cash used in operating activities totaled $224,165 and $316,689 was provided by financing activities, primarily through the sale of common stock. The effect of exchange rates on cash was a decrease of $3,096.

During the three-months ended March 31, 2005 the Company’s cash position decreased by $214,608. Net cash used in operations totaled $304,088 and $100,347 was provided through financing activities, primarily due to proceeds from a promissory note. The effect of exchange rates on cash was a decrease of $10,867.

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

WordLogic Corporation

Date: July 28, 2006	By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: July 28, 2006	By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer