Form 10QSB
period 2006-06-30
WORDLOGIC CORP
filed 2006-08-21
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2006: 22,432,434 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

WORDLOGIC CORPORATION Index

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet (Unaudited) June 30, 2006

Assets

Cash	$275,154
Accounts receivable	601
GST receivable	6,513
Employee advance	11,612

Total current assets	293,880

Property and equipment, net of accumulated depreciation of $115,462	23,125

Total assets	$317,005

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable:
Trade	$53,817
Related party (Note 2)	89,599
Accrued expenses	3,269
Accrued interest	38,566
Notes payable (Note 3):	370,000

Total current liabilities	555,251

Long Term Debt:
Notes payable (Note 3)	436,500

Total liabilities	991,751

Stockholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
24,432,434 shares issued and outstanding	24,432
Additional paid-in capital	3,754,299
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(1,826,933)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(361,690)

Total shareholders' deficit	(674,746)

Total liabilities and shareholders’ deficit	$317,005

See accompanying notes to condensed consolidated financial statements. 3

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Operations (Unaudited)

					May 27, 2003
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenues:
Product sales	$ 1,417	$-	$ 7,068	$-	$7,068
Royalty revenue	2,215	1,095	2,637	$4,005	$27,642

Total revenues	3,632	1,095	9,705	4,005	34,710

Operating expenses:
Stock based compensation (Note 5):
Common stock options	389,076	33,000	593,064	110,000	779,408
Consulting services	-	-	-	-	68,909
Rent, related party (Note 2)	23,879	20,969	46,482	42,260	221,287
Selling, general and administrative
(net of $389,076, $33,000, $593,064,	158,513	124,364	300,920	291,763	1,479,389
$110,000 and $779,408, respectively,
stock-based compensation)
Research and development	75,848	69,535	182,128	218,147	780,018

Total operating expenses	647,316	247,898	1,122,594	662,170	3,329,011

Loss from operations	(643,684)	(246,773)	(1,112,889)	(658,165)	(3,294,301)

Other income (expenses):
Interest income	-	-	-	-	1,760
Interest expense:
Related parties	-	-	-	-	(42,596)
Amortization of discount
on convertible note	-	(10,501)	(9,757)	(26,849)	(145,243)
Other	(15,379)	(16,494)	(31,278)	(30,032)	(154,228)
Gain on derivative liability	19,758	18,887	17,986	39,680	143,035
Gain on settled payables	-	22,481	-	35,031	64,640

Loss before income taxes and
extraordinary item	(639,305)	(232,400)	(1,135,938)	(640,335)	(3,426,933)

Income tax provision (Note 4)	-	-	-	-	-

Loss before extraordinary item	(639,305)	(232,400)	(1,135,938)	(640,335)	(3,426,933)

Net extraordinary gain on
litigation settlement, less
applicable income taxes of $-0-	-	-	-	-	1,600,000

Net loss	$ (639,305)	$(232,400)	$ (1,135,938)	$(640,335)	$ (1,826,933)

Basic and diluted loss per share	$ (0.03)	$(0.03)	$ (0.05)	$(0.03)

Weighted average
common shares outstanding	23,932,434	21,951,663	23,389,577	21,951,663

See accompanying notes to condensed consolidated financial statements. 4

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statement of Changes in Shareholders’ Deficit (Unaudited)

						Cumulative
					Deficit	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	$19,017	$ 1,504,366	$ (2,264,854)	$ -	$ 3,806	$(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(408,027)	-	(408,027)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(678,398)

Balance, December 31, 2003	21,863,664	$21,864	$ 1,501,519	$ (2,264,854)	$ (408,027)	$ (266,565)	$(1,416,063)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Comprehensive income:
Net income	-	-	-	-	938,596	-	938,596
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	841,501

Balance, December 31, 2004	21,951,664	$21,952	$ 1,559,232	$ (2,264,854)	$ 530,569	$ (363,660)	$(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Comprehensive loss:
Net income	-	-	-	-	(1,221,564)	-	(1,221,564)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,224,494)

Balance, December 31, 2005	22,782,434	$22,782	$ 2,302,860	$ (2,264,854)	$ (690,995)	$ (366,590)	$(996,797)
Sale of common stock ($0.60/share)	550,000	550	329,450	-	-	-	330,000
Common stock options
exercised (Note 5)	100,000	100	29,900	-	-	-	30,000
Common stock options vested	-	-	203,988	-	-	-	203,988
Sale of common stock ($0.50/share)	1,000,000	1,000	499,000	-	-	-	500,000
Warrants awarded	-	-	187,375	-	-	-	187,375
Common stock options vested	-	-	201,726	-	-	-	201,726
Comprehensive loss:
Net income	-	-	-	-	(1,135,938)	-	(1,135,938)
Cumulative translation adjustment	-	-	-	-	-	4,900	4,900

Comprehensive income	-	-	-	-	-	-	(1,131,038)

Balance, June 30, 2006	24,432,434	$24,432	$ 3,754,299	$ (2,264,854)	$ (1,826,933)	$ (361,690)	$(674,746)

See accompanying notes to condensed consolidated financial statements. 5

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Cash Flows (Unaudited)

			May 27, 2003
	Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006

Net cash used in operating activities	$ (683,302)	$(423,415)	$(1,675,979)

Cash flows from investing activities:
Purchases of equipment	-	-	(18,892)

Net cash used in investing activities	-	-	(18,892)

Cash flows from financing activities:
Proceeds from related party advances	-	-	368,278
Repayment of related party advances	-	-	(400,398)
Proceeds from promissory notes issued to related parties	-	-	250,394
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	44,013	933,926
Repayment of convertible promissory notes (Note 3)	(368,634)	(139,653)	(92,328)
Proceeds from other promissory note (Note 3)	436,500	370,000	370,000
Payments on capital lease obligation	-	-	(12,071)
Proceeds from sale of warrants	25	-	25
Proceeds from stock options exercised	30,000	-	36,300
Proceeds from sale of stock	830,000	-	1,370,000

Net cash provided by financing activities	927,891	274,360	2,330,185

Effect of exchange rate changes on cash	4,900	(95,779)	(361,690)

Net change in cash	249,489	(244,834)	273,624

Cash, beginning of period	$ 25,665	$262,061	1,530

Cash, end of period	$ 275,154	$17,227	$275,154

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$550	$-	$170,502

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

Note 2 - Related Party Transactions

As of June 30, 2006, the Company owed an affiliate $89,599 for administrative services provided to the Company. This obligation is included in the accompanying condensed consolidated financial statements as “Accounts payable, related party”.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $46,482 for the six months ended June 30, 2006.

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

Note 3 – Notes Payable

Convertible Note Payable

As of December 31, 2005, the Company owed an unrelated third party for a convertible promissory note totaling $402,188, net of discount of $9,757. In March 2006, the due date was extended to March 31, 2008.

The note carried an eight percent interest rate. Principal and accrued interest were payable in any combination of cash and common stock of the Company at a rate of 85 percent of the stock’s market value on the date of advance. There was no accrued interest payable at June 30, 2006.

Because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the allocation of proceeds of the financing:
Principal balance of the note	$81,641
Less fair value of put option	(23,407)

Balance at 5/27/03	58,234

Additional financing	500,975
Less fair value of put option	(119,795)
Amortization of discount (interest expense)	21,342

Carrying value at 12/31/03	460,756

Additional financing (net)	83,327
Less fair value of put option	(14,492)
Amortization of discount (interest expense)	65,099

Carrying value at 12/31/04	594,690

Less payments (net)	(253,998)
Plus fair value of put option	12,451
Amortization of discount (interest expense)	49,045

Carrying value at 12/31/05	402,188

Less payments	(43,311)
Less increase in fair value of put option
due to extension of due date	(54,979)
Amortization of discount (interest expense)	9,757

Carrying value at 3/31/06	313,655

Plus decrease in fair value of put option
due to repayment of loan	54,979
Less payments	(368,634)

Carrying value at 6/30/06	-

In June 2006, the company repaid the entire outstanding principal and accrued interest.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Promissory Notes

As of December 31, 2005, the Company owed an unrelated third party for a promissory note totaling $370,000. No amounts were repaid as of June 30, 2006. The note is unsecured, carries an eight percent interest rate and matures on March 1, 2007. Accrued interest payable on the note totaled $37,131 at June 30, 2006.

On June 15, 2006 the Company obtained $436,500 from an unrelated third party in exchange for a promissory note. No amounts were repaid as of June 30, 2006. The note is unsecured, carries an eight percent interest rate and matures on June 15, 2009. Accrued interest payable on the note totaled $1,435 at June 30, 2006.

Future maturities of the notes payable are as follows:

Year ended December 31,

2006	$-
2007	370,000
2008	-
2009	436,500

$806,500

Note 4 – Derivative Financial Instruments

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

As of June 30, 2006, the Company had no derivative liability. A derivative gain in the amount of $17,986 was recognized in the six months ended June 30, 2006 and a derivative gain in the amount of $39,680 was recognized in the six months ended June 30, 2005.

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Shareholders’ Deficit Stock options - employees

Prior to 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost of $110,000 was reflected during the six months ended June 30, 2005 net income, as some, but not all, options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Effective December 15, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by the company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, compensation cost recognized in the first two quarters of 2005 would have been $479,500 had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

		May 27, 2003
	Six months	(Inception)
	ended	Through
	June 30, 2005	June 30, 2006

Net income (loss), as reported	$(640,335)	$(1,826,933)

Add: Stock-based employee compensation	110,000	110,000
expense included in reported net income, net of
related tax effects

Deduct: Total stock-based employee	(479,500)	(1,155,690)

compensation expense determined under fair
value based method for all awards, net of
related tax effects

Pro forma net income	$(1,009,835)	$(2,872,623)

Basic and diluted earnings per share as reported:	$(0.02)

Basic and diluted earnings per share pro forma:	$(0.05)

During the six months ended June 30, 2006, options to purchase 390,000 shares of common stock granted under APB Opinion No. 25 vested. The Company recognized $325,230 of compensation cost under the modified prospective method in accordance with FASB Statement No. 123.

Additionally, options to purchase 141,668 shares of common stock granted to consultants vested. The company recognized $80,484 of compensation cost pursuant to FASB Statement No. 123.

On May 1, 2006, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested immediately. The options expire May 1, 2016. The Company’s quoted price on the grant date was $0.75 per share. The Company calculated the fair value of the options at $0.709, or $187,375 which was recorded as stock-based compensation pursuant to FASB Statement No. 123.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Awards

The following schedule summarizes the Company’s stock awards activity for the six months ended June 30, 2006:

	Awards Outstanding		Awards Exercisable		Weighted Average

	Number of	Exercise Price	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Shares	Per Share	Per Share

Balance at January 1, 2006	5,895,770	$0.30 to $1.75	4,173,699	$0.30 to $1.75	$1.04
Awards vested	-	-	781,668	$0.50 to $1.75	$1.01
Awards granted	1,550,000	$1.25	1,550,000	$1.25	$1.25
Awards exercised	(100,000)	$0.30	(100,000)	$0.30	$0.30
Awards expired	-	$-	-	$-	$-

Balance at June 30, 2006	7,345,770	$0.30 to $1.75	6,405,367	$0.30 to $1.75	$1.10

Note 7 – Subsequent Events

On August 1, 2006, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest semi-annually commencing August 1, 2006 through August 1, 2007. The options expire August 1, 2011. The Company’s quoted price on the grant date was $0.64 per share. The Company calculated the fair value of the options at $0.630, or $94,468 which will be recorded as stock-based compensation pursuant to FASB Statement No. 123 in the 3-months ending September 30, 2006.

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2006

The Company reports a net loss of $1,135,938 for the six-month period ending June 30, 2006 versus a net loss of $640,335 for the six-months ended June 30, 2005. For each six-month period, the net loss was primarily comprised of loss from operations; $1,112,889 for the six-month period ending June 30, 2006 compared to $658,165 for the six-month period ending June 30, 2005.

For the six-month period ending June 30, 2006, total revenues were $9,705 compared to $4,005 for the six-month period ending June 30, 2005. As the Company is a Development Stage Company its revenue streams are not established and are not impacted by economic or market trends. During the six-month period ending June 30, 2006 the Company sold 65 WordLogic Predictive Keyboards for Tablet PC to a Community College in Nevada which explains the increase in revenue.

Stock-based compensation for the six-month period ending June 30, 2006 was $593,064 compared to $110,000 for the six-month period ending June 30, 2005 which primarily accounts for the increase in the loss from operations between the two comparative periods. This increase is primarily attributable to the company adopting the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation effective December 15, 2005. Had the Company adopted FASB Statement No. 123 in the six-month period ending June 30, 2005, stock-based compensation for this period would have been $479,500. Stock-based compensation is not a use of cash flow. Selling, general and administrative expenses were $300,920 for the six-month period ending June 30, 2006 and were relatively consistent compared to $291,763 for the six-month period ending June 30, 2005.

Research and development expenses were $182,128 for the six-month period ending June 30, 2006 compared to $218,147 for the six-month period ending June 30, 2005. This 16.5% decrease amounting to $36,019 is attributed a reduction in costs from third-party contractors.

Rent for the two periods remained relatively consistent; $46,482 for the six-month period ending June 30, 2006 compared to $42,260 for the six-month period ending June 30, 2005.

Other non-operating expenses were $23,049 for the for the six-month period ending June 30, 2006 compared to $17,830 for the six-month period ending June 30, 2005. Interest expense remained consistent between the two periods.

Results of Operations for the Three-Months Ended June 30, 2006

The Company reports a net loss of $639,305 for the three-month period ending June 30, 2006 versus a net loss of $232,400 for the three-months ended June 30, 2005. For each three-month period, the net loss was primarily comprised of loss from operations; $643,684 for the three-month period ending June 30, 2006 compared to $246,773 for the three-month period ending June 30, 2005.

For the three-month period ending June 30, 2006, total revenues were $3,632 compared to $1,095 for the three-month period ending June 30, 2005. As the Company is a Development Stage Company its revenue streams are not established and are not impacted by economic or market trends.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Stock-based compensation for the three-month period ending June 30, 2006 was $389,076 compared to $33,000 for the three-month period ending June 30, 2005 which primarily accounts for the increase in the loss from operations between the two comparative periods. This increase is primarily attributable to the company adopting the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation effective December 15, 2005. Had the Company adopted FASB Statement No. 123 in the three-month period ending June 30, 2005, stock-based compensation for this period would have been $143,850. Stock-based compensation is not a use of cash flow.

Selling, general and administrative expenses were $158,513 for the three-month period ending June 30, 2006 compared to $124,364 for the three-month period ending June 30, 2005. This increase can be attributed to costs associated with product development and sales and marketing expenses.

Research and development expenses were $75,848 for the three-month period ending June 30, 2006 and were relatively consistent compared to $69,535 for the three-month period ending June 30, 2005.

Rent for the two periods remained relatively consistent; $23,879 for the three-month period ending June 30, 2006 compared to $20,969 for the three-month period ending June 30, 2005.

Other non-operating income was $4,379 for the for the three-month period ending June 30, 2006 compared to $14,373 for the three-month period ending June 30, 2005. Interest expense remained consistent between the two periods.

Liquidity and Capital Resources

During the six-months ended June 30, 2006 the Company’s cash position increased by $249,489. Net cash used in operating activities totaled $683,302; and, $927,891 was provided by financing activities, primarily through the sale of common stock. The effect of exchange rates on cash was an increase in cash of $4,900.

During the six-months ended June 30, 2005 the Company’s cash position decreased by $244,834. Net cash used in operations totaled $423,415; and, $274,360 was provided through financing activities, primarily due to proceeds from a promissory note. The effect of exchange rates on cash was a decrease of $95,779.

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

On May 25, 2006 the Company announced that its WordLogic Predictive Keyboard(TM) supported the U3 smart drive computing platform, a new software platform that expands traditional USB flash drive capabilities beyond simple storage.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

On July 11, 2006 the Company announced its technology team had commenced the development of voice-enabled solutions for the WordLogic Predictive Keyboard(TM) technology platform. By integrating voice technology into its patent-pending Predictive Keyboard platform, WordLogic expects to offer its customers voice-based interfaces with its text prediction software by the fourth quarter of 2006.

On August 14, 2006 the Company announced that its technology team had commenced a research and development project into the use of WordLogic technology in the area of deep search for retrieving information from the internet. WordLogic technology will allow the analysis of the context and classification of each section of a website allowing a much more efficient and deeper level of analysis to be completed.

The Company is currently developing a retail offering of its entire software line to be sold in traditional retail software stores including “big-box” retailers. It is expected that this retail offering will be launched in the fiscal quarter ending September 30, 2006.

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
None, for the period ending June 30, 2006
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
None, for the period ending June 30, 2006
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
May 18, 2006
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

WordLogic Corporation

Date: August 21, 2006	By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: August 21, 2006	By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer