Form 10QSB
period 2006-09-30
WORDLOGIC CORP
filed 2006-11-13
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

(604) 257-3660

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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2006: 22,432,434 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

WORDLOGIC CORPORATION Index

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet (Unaudited) September 30, 2006

Assets

Cash	$20,372
Accounts receivable	5,145
GST receivable	7,232
Employee advance	12,125

Total current assets	44,874

Property and equipment, net of accumulated depreciation of $115,462	20,730

Total assets	$65,604

Liabilities and Stockholders' Deficit

Liabilities:
Bank overdraft	$37,712
Accounts payable:
Trade	77,673
Related party (Note 2)	47,966
Accrued expenses	3,895
Accrued interest	50,829
Notes payable (Note 3):	370,000

Total current liabilities	588,075

Long Term Debt:
Notes payable (Note 3)	436,500

Total liabilities	1,024,575

Stockholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
24,432,434 shares issued and outstanding	24,432
Additional paid-in capital	4,086,096
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(2,441,132)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(363,513)

Total shareholders' deficit	(958,971)

Total liabilities and shareholders’ deficit	$65,604

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Operations (Unaudited)

					May 27, 2003
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenues:
Product sales	$5,145	$-	$ 12,213	$-	$ 12,213
Royalty revenue	917	6,987	3,554	10,992	28,559

Total revenues	6,062	6,987	15,767	10,992	40,772

Operating expenses:
Stock based compensation (Note 5):
Common stock options	331,797	33,000	924,861	143,000	1,111,205
Consulting services	-	-	-	-	68,909
Rent, related party (Note 2)	23,379	21,729	69,861	63,989	244,666
Selling, general and administrative
(net of $336,054, $33,000, $929,118,	157,220	128,945	458,140	420,708	1,636,609
$143,000 and $1,115,462, respectively,
stock-based compensation)
Research and development	91,492	77,724	273,620	295,871	871,510

Total operating expenses	603,888	261,398	1,726,482	923,568	3,932,899

Loss from operations	(597,826)	(254,411)	(1,710,715)	(912,576)	(3,892,127)

Other income (expenses):
Interest income	-	-	-	-	1,760
Interest expense:
Related parties	-	-	-	-	(42,596)
Amortization of discount
on convertible note	-	(6,243)	(9,757)	(33,092)	(145,243)
Other	(16,408)	(18,660)	(47,686)	(48,692)	(170,636)
Gain on derivative liability	-	24,436	18,021	64,116	143,070
Gain on settled payables	-	331	-	35,362	64,640

Loss before income taxes and
extraordinary item	(614,234)	(254,547)	(1,750,137)	(894,882)	(4,041,132)

Income tax provision (Note 4)	-	-	-	-	-

Loss before extraordinary item	(614,234)	(254,547)	(1,750,137)	(894,882)	(4,041,132)

Net extraordinary gain on
litigation settlement, less
applicable income taxes of $-0-	-	-	-	-	1,600,000

Net loss	$(614,234)	$(254,547)	$ (1,750,137)	$(894,882)	$ (2,441,132)

Basic and diluted loss per share	$(0.03)	$(0.01)	$ (0.07)	$(0.04)

Weighted average
common shares outstanding	24,432,434	22,582,433	23,635,767	22,035,766

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statement of Changes in Shareholders’ Deficit (Unaudited)

						Cumulative
					Deficit	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	$19,017	$ 1,504,366	$ (2,264,854)	$ -	$ 3,806	$(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(408,027)	-	(408,027)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(678,398)

Balance, December 31, 2003	21,863,664	21,864	1,501,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Comprehensive income:
Net income	-	-	-	-	938,596	-	938,596
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	841,501

Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Comprehensive loss:
Net income	-	-	-	-	(1,221,564)	-	(1,221,564)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,224,494)

Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of common stock ($0.60/share)	550,000	550	329,450	-	-	-	330,000
Common stock options
exercised (Note 5)	100,000	100	29,900	-	-	-	30,000
Common stock options vested	-	-	203,988	-	-	-	203,988
Sale of common stock ($0.50/share)	1,000,000	1,000	499,000	-	-	-	500,000
Sale of common stock warrants	-	-	25	-	-	-	25
Common stock options and
warrants vested	-	-	924,861	-	-	-	924,861
Comprehensive loss:
Net income	-	-	-	-	(1,750,137)	-	(1,750,137)
Cumulative translation adjustment	-	-	-	-	-	3,077	3,077

Comprehensive income	-	-	-	-	-	-	(1,747,060)

Balance, September 30, 2006	24,432,434	$24,432	$ 4,086,096	$ (2,264,854)	$ (2,441,132)	$ (363,513)	$(958,971)

See accompanying notes to condensed consolidated financial statements.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Cash Flows (Unaudited)

			May 27, 2003
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006

Net cash provided by (used in) operating activities	$ (891,795)	$(568,698)	$(1,515,838)

Cash flows from investing activities:
Purchases of equipment	(1,155)	(1,553)	(20,047)

Net cash used in investing activities	(1,115)	(1,553)	(20,047)

Cash flows from financing activities:
Proceeds from related party advances	-	-	368,278
Repayment of related party advances	-	-	(400,398)
Proceeds from promissory notes issued to related parties	-	-	250,394
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	44,013	933,926
Repayment of convertible promissory notes (Note 3)	(411,945)	(227,053)	(940,773)
Proceeds from other promissory note (Note 3)	436,500	370,000	806,500
Payments on capital lease obligation	-	-	(12,071)
Proceeds from sale of warrants	25	-	25
Proceeds from stock options exercised	30,000	-	36,300
Proceeds from sale of stock	830,000	410,000	1,370,000

Net cash (used in) provided by financing activities	884,580	596,960	1,918,240

Effect of exchange rate changes on cash	3,077	(225,307)	(363,513)

Net change in cash	(5,293)	(198,598)	18,842

Cash, beginning of period	25,665	262,061	1,530

Cash, end of period	$ 20,372	$63,463	$20,372

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$550	$-	$170,502

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

Note 2 - Related Party Transactions

As of September 30, 2006, the Company owed an affiliate $47,966 for administrative services provided to the Company. This obligation is included in the accompanying condensed consolidated financial statements as “Accounts payable, related party”.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $69,861 for the nine months ended September 30, 2006.

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

In February 2006, the Company received $30,000 in proceeds from an officer exercising options to purchase 100,000 shares of common stock at a price of $0.30 per share. In May 2006, the Company conducted a private placement offering whereby it sold 1,000,000 units to an officer at a price of $.50 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $1.25 per share. The warrants may be exercised over a period of two years. The Company received proceeds of $500,000. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Note 3 – Notes Payable

Convertible Note Payable

As of December 31, 2005, the Company owed an unrelated third party for a convertible promissory note totaling $402,188, net of discount of $9,757. In March 2006, the due date was extended to March 31, 2008.

The note carried an eight percent interest rate. Principal and accrued interest were payable in any combination of cash and common stock of the Company at a rate of 85 percent of the stock’s market value on the date of advance. There was no accrued interest payable at September 30, 2006.

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Promissory Notes

As of December 31, 2005, the Company owed an unrelated third party for a promissory note totaling $370,000. No amounts were repaid as of September 30, 2006. The note is unsecured, carries an eight percent interest rate and matures on March 1, 2007. Accrued interest payable on the note totaled $44,592 at September 30, 2006.

On June 15, 2006 the Company obtained $436,500 from an unrelated third party in exchange for a promissory note. No amounts were repaid as of September 30, 2006. The note is unsecured, carries an eight percent interest rate and matures on June 15, 2009. Accrued interest payable on the note totaled $6,237 at September 30, 2006.

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

As of September 30, 2006, the Company had no derivative liability. A derivative gain in the amount of $18,021 was recognized in the nine months ended September 30, 2006 and a derivative gain in the amount of $64,116 was recognized in the nine months ended September 30, 2005.

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Shareholders’ Deficit Stock options - employees

Prior to 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost of $176,000 was reflected during the nine months ended September 30, 2005 net income, as some, but not all, options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Effective December 15, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by the company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, compensation cost recognized in the first three quarters of 2005 would have been $679,645 had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

		May 27, 2003
	Nine Months	(Inception)
	ended	through
	September 30, 2005	September 30, 2006
Net income (loss), as reported	$(894,882)	$(2,441,132)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	176,000	364,000
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(679,645)	(1,155,690)

Pro forma net income	$(1,398,527)	$(3,232,822)

Basic and diluted earnings per share as reported:	$(0.04)
Basic and diluted earning per share pro forma:	$(0.06)

During the nine months ended September 30, 2006, options to purchase 585,000 shares of common stock granted under APB Opinion No. 25 vested. The Company recognized $487,845 of compensation cost under the modified prospective method in accordance with FASB Statement No. 123.

Additionally, options to purchase 212,498 shares of common stock granted to consultants and employees vested. The company recognized $114,516 of compensation cost pursuant to FASB Statement No. 123.

On May 1, 2006, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested immediately. The options expire May 1, 2016. The Company’s quoted price on the grant date was $0.75 per share. The Company calculated the fair value of the options at $0.709, or $187,375 which was recorded as stock-based compensation pursuant to FASB Statement No. 123. On August 1, 2006, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest semi-annually commencing August 1, 2006 through August 1, 2007. The options expire August 1, 2011. The Company’s quoted price on the grant date was $0.64 per share. The Company calculated the fair value of the options at $0.630, or $94,468, of which $31,500 is included as stock-based compensation pursuant to FASB Statement No. 123 in the 3-months ending September 30, 2006.

On September 1, 2006, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to four employees. The options carry an exercise price of $0.70 per share and vested immediately upon grant. The options expire September 1, 2009. The Company’s quoted price on the grant date was $0.56 per share. The Company calculated the fair value of the options at $0.518, or $103,649 which was recorded as stock-based compensation pursuant to FASB Statement No. 123 in the 3-months ending September 30, 2006.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Awards

The following schedule summarizes the Company’s stock awards activity for the nine months ended September 30, 2006:

	Awards Outstanding		Awards Exercisable		Weighted Average

	Number of	Exercise Price	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Shares	Per Share	Per Share

Balance at January 1, 2006	5,895,770	$0.30 to $1.75	4,173,699	$0.30 to $1.75	$1.04
Awards vested	-	-	797,498	$0.50 to $1.75	$1.28
Awards granted	2,150,000	$0.50 to $1.75	2,050,000	$0.50 to $1.75	$1.09
Awards exercised	(100,000)	$0.30	(100,000)	$0.30	$0.30
Awards expired	-	$-	-	$-	$-

Balance at September 30, 2006	7,945,770	$0.30 to $1.75	6,921,197	$0.30 to $1.75	$1.09

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

Financial Summary

Results of Operations for the Nine-Months Ended June 30, 2006

The Company reports a net loss of $1,750,137 for the nine-month period ending September 30, 2006 versus a net loss of $894,882 for the nine-months ended September 30, 2005. For each nine-month period, the net loss was primarily comprised of loss from operations; $1,710,715 for the nine-month period ending September 30, 2006 compared to $912,576 for the nine-month period ending September 30, 2005.

For the nine-month period ending September 30, 2006, total revenues were $15,767 compared to $10,992 for the nine-month period ending September 30, 2005. As the Company is a Development Stage Company its revenue streams are not established and are not impacted by economic or market trends.

Stock-based compensation for the nine-month period ending September 30, 2006 was $924,861 compared to $143,000 for the nine-month period ending September 30, 2005 which primarily accounts for the increase in the loss from operations between the two comparative periods. This increase is primarily attributable to the company adopting the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation effective December 15, 2005. Stock-based compensation is not a use of cash flow.

Selling, general and administrative expenses were $458,140 for the nine-month period ending September 30, 2006 and were relatively consistent compared to $420,708 for the nine-month period ending September 30, 2005.

Research and development expenses were $273,620 for the nine-month period ending September 30, 2006 compared to $295,871 for the nine-month period ending September 30, 2005.

Rent for the two periods remained relatively consistent; $69,861 for the nine-month period ending September 30, 2006 compared to $63,989 for the nine-month period ending September 30, 2005.

Results of Operations for the Three-Months Ended September 30, 2006

The Company reports a net loss of $614,234 for the three-month period ending September 30, 2006 versus a net loss of $254,547 for the three-months ended September 30, 2005. For each three-month period, the net loss was primarily comprised of loss from operations; $597,826 for the three-month period ending September 30, 2006 compared to $254,411 for the three-month period ending September 30, 2005.

For the three-month period ending September 30, 2006, total revenues were $6,062 compared to $6,987 for the three-month period ending September 30, 2005. As the Company is a Development Stage Company its revenue streams are not established and are not impacted by economic or market trends.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Stock-based compensation for the three-month period ending September 30, 2006 was $331,797 compared to $33,000 for the three-month period ending September 30, 2005 which primarily accounts for the increase in the loss from operations between the two comparative periods. This increase is primarily attributable to the company adopting the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation effective December 15, 2005. Stock-based compensation is not a use of cash flow.

Selling, general and administrative expenses were $157,220 for the three-month period ending September 30, 2006 compared to $128,945 for the three-month period ending September 30, 2005. This increase can be attributed to costs associated with product development and sales and marketing expenses.

Research and development expenses were $91,492 for the three-month period ending September 30, 2006 and were $77,724 for the three-month period ending September 30, 2005.

Rent for the two periods remained relatively consistent; $23,379 for the three-month period ending September 30, 2006 compared to $21,729 for the three-month period ending September 30, 2005.

Liquidity and Capital Resources

During the nine-months ended September 30, 2006 the Company’s cash position decreased by $5,293. Net cash used in operating activities totaled $891,795; and, $884,580 was provided by financing activities, primarily through the sale of common stock. The effect of exchange rates on cash was an increase in cash of $3,077.

During the nine-months ended September 30, 2005 the Company’s cash position decreased by $198,598. Net cash used in operations totaled $568,698; and, $596,960 was provided through financing activities, primarily due to proceeds from sale of stock and a promissory note. The effect of exchange rates on cash was a decrease of $225,307. The Company’s management has historically and continues to satisfy cash requirements through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity. There is no assurance the Company will achieve profitable operations.

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

On March 13, 2006 the Company announced it had been chosen by the Bureau of Rehabilitation Services for the State of Connecticut to provide the WordLogic Predictive Keyboard™ as an Assistive Technology solution for persons with disabilities. To date, the Company has received two orders.

On May 25, 2006 the Company announced that its WordLogic Predictive Keyboard(TM) supported the U3 smart drive computing platform, a new software platform that expands traditional USB flash drive capabilities beyond simple storage.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

On July 11, 2006 the Company announced its technology team had commenced the development of voice-enabled solutions for the WordLogic Predictive Keyboard(TM) technology platform. By integrating voice technology into its patent-pending Predictive Keyboard platform, WordLogic expects to offer its customers voice-based interfaces with its text prediction software.

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

On September 20, 2006 Company announced that the WordLogic Predictive Keyboard had been selected as an input interface for Gaz Metropolitan's mobile computing solutions. Gaz Metropolitan is a leader in the field of mobile technology for North American utility companies and has recognized the WordLogic Predictive Keyboard as a leading-edge technology. This transaction resulted in the sale of a 300-user corporate software license. On September 25, 2006, the Company released a retail offering of its entire software line and made its first shipment of retail versions of its WordLogic Predictive Keyboard. This purchase was made by J&R Music World, with locations on Park Row and at Macy's in downtown New York. Three offerings were released:

  a CD version for desktop, laptop and notebook PC's which will retail for US$79.95;
  a portable version on a 1G USB flash drive for PC's which will retail for US$99.95; and
  a PDA version, on CD-ROM, for mobile devices operating on Windows Mobile OS which will retail for US$39.95.

Since inception, management has been confident that its product portfolio would generate an increasing market demand and sales revenue sufficient to cover its operating expenses. To date, sales have not met management's expectations; however, the Company is now marketing its products in more specific industries. Management has found that the Assistive Technology market for persons with disabilities to be one where its products are extremely compelling to users and rehabilitation-providers. Additionally, its products are compelling for person that English is their second language and the Company will be targeting this market. Similar marketing opportunities exist in specialized professions such as legal, medical and geological where specialized dictionaries are presently being developed by the Company. Management feels that the industry-specific marketing of its products will contribute to the sales revenues it requires to cover its operating expenses.

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Going Concern

Our consolidated financial statements for the year ended December 31, 2005 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements and those contained in our recent Annual report on form 10KSB/a, we have incurred significant losses since inception. Our losses, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings
None, for the period ending September 30, 2006
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the period ending September 30, 2006
Item 3.	Defaults Upon Senior Securities
None

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 4. Submission of Matters to a Vote of Security Holders

Wordlogic Corporation conducted an Annual Meeting of Shareholders on August 31, 2006; and discloses herein final voting results as pertaining to the matters voted upon at the annual meeting.

80.10% (18,986,251 of 23,432,434) of the shares outstanding as of the record date were voted.

Proposal One – Elections of Directors:
	YES	NO	ABSTAIN

Franklin R. Evanshen	99.99%	0%	0.01%
	18,974,251	0	12,000
T. Allen Rose	99.99%	0%	0.01%
	18,974,251	0	12,000
Proposal Two – Approval of Independent Public Accountant:
	YES	NO	ABSTAIN

Cordovano and Honeck, P.C.	98.75%	0%	1.25%
	18,750,290	0	215,533
Proposal Three – Approve 2005 Stock Incentive Plan:
	YES	NO	ABSTAIN

Approve 2005 Stock Incentive Plan	80.45%	0.01%	0.01%
	15,274,550	5,400	3,500

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
WordLogic Corporation includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)
32.2	Certification of Principal Accounting Officer (18 U.S.C. 1350)

10.1	Renewal Agreement, as of the 1st day of July 2006,
WordLogic Corporation and T. Allen Rose
10.2	Renewal Agreement, as of the 1st day of June 2006,
WordLogic Corporation and MCC Meridian Capital Corp.

Reports on Form 8-K

None, for the period ending September 30, 2006

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation

Date: November 10, 2006	By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: November 10, 2006	By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer