Form 10KSB
period 2006-12-31
WORDLOGIC CORP
filed 2007-04-06
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number	000-32865

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

Issuer's revenues for the most recent fiscal year: $17,515
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $0.50 at March 30, 2007 is $6,103,012.
The number of shares outstanding of WordLogic Corporation common stock is 24,481,584 as of December 31, 2006.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

Table of Contents

Description of Business	3
Description of Property	8
Legal Proceedings	8
Submission of Matters to a Vote of Security Holders	8
Market for Common Equity and Related Stockholder Matters	9
Recent Sales of Unregistered Securities	11
Management’s Discussion and Analysis or Plan of Operations	12
Financial Statements	14
Changes In and Disagreements with Accountants on Disclosure	33
Controls and Procedures	33
Other Information	33
Directors, Executive Officers, Promoters and Control Persons	33
Section 16(a) Beneficial Ownership Compliance Reporting	35
Code of Ethics	36
Executive Compensation	36
Security Ownership of Certain Beneficial Owners and Management	38
Certain Relationships and Related Transactions	39
Exhibits and Reports on Form 8-K	40
Index to Exhibits	40
Principal Accountant Fees and Services	41
Signatures	42

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

The Company has authorized 100,000,000 shares of common stock, par value $.001 At December 31, 2006 24,481,584 shares of common stock were issued and outstanding.

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

Desktop Keyboard - WordLogic Corporation
File Options Tools Help
the first...
the following
the manner in which
the meeting
the same...

Once comfortable with the WordLogic Predictive Keyboard, a user has the option to display only the predicted words, or completely hide the prediction window, providing an unobstructed view of the applications with

Page 4

WordLogic Corporation and Subsidiary Annual Report

Internet Search Engines

The user is working on a memo in Microsoft Word™. The user types "The myopic view of management..." and wants the definition of the word "myopic." Typically, the user would have to exit Microsoft Word™, launch a web browser, go to an online dictionary web site such as Merriam Webster and enter the word "myopic" in the search box. In this case, using the WordLogic Predictive Keyboard, the user simply highlights the word "myopic", presses the search key and the Merriam Webster definition immediately appears.

Document2 - Microsoft Word
The myopic view of management
Add Word(s) from clipboard?
myopic

This process, which is unique to WordLogic's software, saves time and improves productivity.

Merriam-Webster OnLine
VISUALTHESAURUS
Merriam-Webster Online Dictionary
myopia

Marketing Plan

The Company presently markets its software online via its online store at www.wordlogic.com. In addition, the Company markets its software in seven languages to consumers using third party online commerce engines such as handango.com and pocketgear.com.

The Company performs direct marketing to government agencies, assistive technology associations, educational institutions and other large organizations.

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

2006 Business Activities

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

On April 6, 2006 the Company entered into a Trademark License Agreement with U3 LLC of Redwood City, CA. The U3 platform transforms USB flash drives from simple storage devices into USB smart drives capable of carrying personal preferences and applications and launching them. U3 smart software makes portable computing more personal, private and protected. This agreement allowed the Company to qualify for the U3 smart drive platform.

Page 5

WordLogic Corporation and Subsidiary Annual Report

On May 25, 2006 the Company announced that its WordLogic Predictive Keyboard(TM) supported the U3 smart drive computing platform, a new software platform that expands traditional USB flash drive capabilities beyond simple storage. The WordLogic Predictive keyboard was offered for sale on the U3 website.

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

On October 26, 2006 the Company entered into a Distribution and Marketing Agreement with MIGO Software, Inc., the parent company of U3 LLC, of Redwood City, CA. MIGO is in the business of developing mobile computing software and the Agreement allowed the Company to distribute MIGO Software on its proprietary USB flash drives.

On November 14, 2006 the Company entered into a License Agreement with Wolters Kluwer Health, Inc. – Lippincott Williams & Wilkins of Baltimore, MD., who publish medical publications including Stedman medical dictionaries. The Agreement allowed the Company to bundle the Stedman medical dictionaries with its software to market to specific medical profession.

On December 8, 2006, the Company entered into a Distribution and Marketing Agreement with AlterNet Systems Inc., of Vancouver, BC. Under the Agreement, the Company licensed its WordLogic Predictive Keyboard to AlterNet on a non-exclusive basis worldwide. AlterNet is an internationally focused company that provides communications and content solutions to the education and health sectors; primarily to developing countries.

Subsequent Business Activities

On January 9, 2007 the Company announced it had developed a new text entry/text messaging input solution for cell phones utilizing the WordLogic's patent pending prediction engine. This new solution for cell phones is more efficient, user friendly and provides a more compelling text entry interface for users than existing solutions. In addition, the functionality and configuration of the technology can be expanded and/or modified to suit a user's or manufacturers' specific needs.

On February 27, 2007 the Company retained Mr. Gordon Friesen to act as an advisor to access capital for the Company. Friesen was retained to provide WordLogic with access to an extensive database of investors, stock brokers, and money managers and will make introductions to potential funding sources for the Company's software development and patent-application activities. He will also coordinate WordLogic's presence in the investment community as well as professional sales support from his team of technology professionals.

On March 15, 2007 the Company entered into a worldwide non-exclusive license with Cre8txt Limited of Bolton, UK. Cre8txt has developed a keyboard utilizes the skills of people who already use SMS (Short Message Service) texting on mobile phones. Texting has become massively popular with today's youth, particularly in Europe, where SMS has been ahead of North America and Asia. Worldwide, young people have developed a language based on SMS text and some can actually type text faster using a numerical keyboard layout rather than using a traditional computer QWERTY keyboard. The Cre8txt keyboard is similar to a mobile phone keypad, and will utilize the WordLogic(TM) predictive text technology. The WordLogic Prediction Engine will predict text selected from a database of frequently used words, and will also be capable of translating SMS Text language into full text.

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

Employees

WordLogic Corporation currently has ten employees. Four are officers; two of which are engaged by management or consulting contracts and the other two are on employment contracts. Three employees are engaged under employment contracts; two are employed at will and the remaining employee engaged under a consulting agreement. WordLogic Corporation employs five software programmers and developers, three who are engaged through employment contracts and two who are employed at will.

WordLogic Corporation and Subsidiary Annual Report

Description of Property

Office facilities

WordLogic Corporation rents office space from an affiliate on a month-to-month basis. Monthly rent payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $92,068 and $86,138 during the years ended December 31, 2006 and 2005, respectively; including the Company’s proportionate share of utilities, property taxes and common area maintenance costs.

Property and equipment

Property and equipment consisted of the following at December 31, 2006:

Office equipment	$3,310
Computer equipment	120,277
Computer software	3,052
Furniture and fixtures	13,080

139,719
Less: accumulated depreciation	(120,040)
$19,679

Equipment Under Capital Lease

WordLogic Corporation has no equipment under Capital Lease at December 31, 2006.

Legal Proceedings

None, during the fiscal year ending December 31, 2006.

Submission of Matters to a Vote of Security Holders

WordLogic Corporation conducted an Annual Meeting of Shareholders on August 31, 2006; and disclosed the final voting results in its Quarterly Report on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on November 13, 2006. A summary of the proposals and results of voting:

Proposal One – Approval of the election of Franklin R. Evanshen and T. Allen Rose as Directors of the corporation.
Proposal Two – Approval of Cordovano and Honeck, P.C. as Independent Public Accountant for the corporation.
Proposal Three – Approval of the corporation’s 2005 Stock Incentive Plan.

WordLogic Corporation and Subsidiary Annual Report

Market for Common Equity and Related Stockholder Matters

There is currently a limited public market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol “WLGC”. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The Bid prices included below have been obtained from sources believed to be reliable (OTCBB Reports from the NASD as of April 5, 2007):

Period Ending	High	Low	Close	Volume
03/30/2007	0.48	0.35	0.39	1,385,229
02/28/2007	0.67	0.36	0.47	552,600
01/31/2007	0.70	0.46	0.56	491,361
12/29/2006	0.70	0.45	0.50	621,924
11/30/2006	0.60	0.46	0.53	453,508
10/31/2006	0.66	0.48	0.60	1,617,695
09/29/2006	0.73	0.41	0.48	642,068
08/31/2006	0.77	0.47	0.56	493,575
07/31/2006	0.63	0.45	0.53	292,130
06/30/2006	0.67	0.51	0.56	557,920
05/31/2006	0.68	0.55	0.57	514,826
04/28/2006	0.78	0.55	0.68	300,043
03/31/2006	0.85	0.60	0.62	459,216
02/28/2006	0.80	0.68	0.80	453,300
01/31/2006	0.94	0.72	0.79	1,252,284
12/30/2005	0.99	0.72	0.72	977,675
11/30/2005	0.87	0.60	0.86	834,510
10/31/2005	0.77	0.50	0.71	381,026
09/30/2005	0.95	0.70	0.77	509,800
08/31/2005	0.85	0.70	0.70	75,200
07/29/2005	1.00	0.70	0.72	241,605
06/30/2005	1.01	0.52	0.86	1,135,550
05/31/2005	1.12	0.82	0.85	1,050,824
04/29/2005	1.26	0.95	1.02	222,773
03/31/2005	1.70	1.13	1.19	754,624
02/28/2005	2.01	1.36	1.75	830,889
01/31/2005	2.98	1.32	1.60	1,909,097

The company has never paid cash dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company's business.

Holders

WordLogic Corporation had 24,481,584 shares of common stock issued and outstanding as of December 31, 2006. Approximately 175 shareholders hold shares directly and an undeterminable number of shareholders hold shares indirectly through brokerage accounts.

Common Stock Options

On May 1, 2006, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested immediately upon being granted. The options expire May 1, 2016. The Company’s quoted price on the grant date was $0.75 per share. The Company calculated the fair value of the options at $0.75 or $187,375. On August 1, 2006, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest semi-annually commencing August 1, 2006 through August 1, 2007. The options expire August 1, 2011. The Company’s quoted price on the grant date was $0.64 per share. The Company calculated the fair value of the options at $0.63 or $94,500.

WordLogic Corporation and Subsidiary Annual Report

On September 1, 2006, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s common stock to four employees. The options carry an exercise price of $0.70 per share and vested immediately upon being granted. The options expire September 1, 2009. The Company’s quoted price on the grant date was $0.56 per share. The Company calculated the fair value of the options at $0.52 or $103,649. During the year ended December 31, 2005, the Company granted options to purchase a total of 125,000 shares of the Company’s common stock to two consultants. The options carry an exercise price of $0.50 per share and vest monthly commencing December 1, 2005 through May 1, 2006. The Company also granted to these consultants options to purchase an additional 125,000 shares of the Company’s common stock at an exercise price of $1.00. These shares will vest monthly commencing June 1, 2006 through November 1, 2006. The options expire December 1, 2010. The Company’s quoted price on the grant date was $0.84 per share. The Company calculated the fair value of the options at $0.598 and $0.48, respectively, or $134,750. During the year ended December 31, 2005, the Company granted two employees options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vest on a monthly interval through February 11, 2007 with 300,000 options vesting immediately. The options expire February 11, 2008. The Company’s common stock had a market value of $1.97 on the date of grant. As a result of the options priced “in the money”, the Company recognized stock-based compensation totaling $176,000 in accordance with APB 25.

Equity Compensation Plan Information

The following table provides information as of March 30, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)	4,235,433	$ 1.08	679,567
Equity compensation plans	2,964,103	$ 1.12	66,667
not approved by shareholders(1)

Total	7,199,536	$ 1.09	746,234
(1) Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.

WordLogic Corporation and Subsidiary Annual Report

Recent Sales of Unregistered Securities

Common Shares

On February 23, 2006, the Company sold 550,000 units to an officer at a price of $0.60 per unit for a total of $330,000 in proceeds. Each of the units consists of one share of the Company’s $.001 par value restricted Common Stock and one common stock purchase Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share. The Company also received $30,000 in proceeds from the exercise of 100,000 options at a price of $0.30 per share of common stock.

In May 2006, the Company sold 1,000,000 units to an officer of the Company at a price of $0.50 per share for total proceeds of $500,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share.

In October 2006, the Company sold 20,000 units at a price of $0.60 per share for total proceeds of $12,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a price of $1.25 per share. In November 2006, the Company sold 29,150 restricted shares of the Company’s $.001 par value Common Stock at a price of $0.60 per share for total proceeds of $17,490 pursuant to the exercise of Stock Options granted to one of the Company’s employees.

In March 2007, the Company sold 120,000 units at a price of $0.50 per share for total proceeds of $60,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $0.75 per share.

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

Options/Warrants

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and are vested monthly commencing February 21, 2007 through April 21, 2007. The options expire August 1, 2011. The Company’s quoted price on the grant date was $0.57 per share.

On February 23, 2007, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and are vested monthly commencing February 23, 2007 through January 23, 2008. The options expire February 23, 2010. The Company’s quoted price on the grant date was $0.59 per share.

All warrants/shares were issued in exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

WordLogic Corporation and Subsidiary Annual Report

Management’s Discussion and Analysis or Plan of Operations

Financial Condition and Results of Operations

The Company reports a net loss of $2,214,823 for the year ended December 31, 2006 compared to a net loss of $1,221,564 for the year ended December 31, 2005. For each year, the net loss was primarily comprised of loss from operations; $2,155,808 for the year ended December 31, 2006 compared to $1,203,036 for the year ended December 31, 2005.

For the year ended December 31, 2006, total revenues were $17,515 compared to $12,302 for the year ended December 31, 2005. As the Company is a Development Stage Company its revenue streams are not established and are not impacted by economic or market trends. During the year ended December 31, 2006 the Company commenced selling its products directly to end-users resulting in product sales of $14,300 compared to $nil for the year ended December 31, 2005. Royalty revenues were $3,215 year ended December 31, 2006 compared $12,302 for the year ended December 31, 2005.

Stock-based compensation for the year ended December 31, 2006 was $1,132,512 compared to $204,458 for the year ended December 31, 2005. This difference relates primarily to the Company’s adoption of the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values effective January 1, 2006. Stock-based compensation is not a use of cash flow.

Selling, general and administrative expenses were $597,522 for the year ended December 31, 2006 and were relatively consistent compared to $592,887 for the year ended December 31, 2005.

Research and development expenses were $351,221 for the year ended December 31, 2006 compared to $331,855 for the year ended December 31, 2005. This 5.8% decrease amounting to $19,366 is attributed an increase in staff. Rent for the two periods remained relatively consistent; $92,068 for the year ended December 31, 2006 compared to $86,138 for the year ended December 31, 2005.

Other non-operating expenses were $59,015 for the year ended December 31, 2006 compared to $18,528 for the year ended December 31, 2005. The increase is primarily related to retirement of a convertible note payable in 2006 and the corresponding derivative liability component. Interest expense remained consistent between the two periods.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2006, the Company used cash of $10,675 in all its activities compared to $236,396 for the year ended December 31, 2005.

During the fiscal year ending December 31, 2006, financing activities provided cash of $1,041,873 compared to $726,260 for the year ended December 31, 2005. Proceeds provided by the sale of stock (including stock options exercised) was $889,490 compared to $540,000 for the year ending December 31, 2005 and accounted for the majority of the difference.

During the fiscal year ending December 31, 2006, cash of $10,675 was used in all the Company’s activities compared to 236,396 for the year ended December 31, 2005.

Investing activities used cash of $1,132 for the year ending December 31, 2006 compared to $2,257 for the year ending December 31, 2005.

Effect of exchange rate changes provided cash of $4,940 for the year ending December 31, 2006 and used cash of $2,930 for the year ending December 31, 2005. This was as a result of the devaluation of the Company’s functional currency; is the Canadian dollar.

WordLogic has and may continue to supplement cash flows from sales with additional equity and debt financing. Expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

WordLogic Corporation and Subsidiary Annual Report

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant losses since inception. During the year ended December 31, 2006 we had a net loss of $2,214,823. Our total assets as at December 31, 2006 were $50,630 and our working capital deficit was $315,566. Our losses, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

WordLogic Corporation and Subsidiary Annual Report

Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	15
Financial Statements
Consolidated Balance Sheet at December 31, 2006	16
Consolidated Statements of Operations
for the years ended December 31, 2006 and 2005,
and from May 27, 2003 through December 31, 2006	17
Consolidated Statement of Changes in Shareholder's Deficit
from May 27, 2003 through December 31, 2006	18
Consolidated Statements of Cash Flows
for the years ended December 31, 2006 and 2005,
and from May 27, 2003 through December 31, 2006	19
Notes to Consolidated Financial Statements	20 - 32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WordLogic Corporation:

We have audited the accompanying consolidated balance sheet of WordLogic Corporation and its subsidiary (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 and from May 27, 2003 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation and its subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and from May 27, 2003 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP Englewood, Colorado March 27, 2007

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED BALANCE SHEET December 31, 2006

Assets

Current assets:
Cash	$14,990
GST receivable	6,433
Employee advance	9,528

Total current assets	30,915

Property and equipment, net of accumulated depreciation of $120,040 (Note 3)	19,679

Total assets	$50,630

Liabilities and Shareholders’ Deficit

Current Liabilities:
Bank overdraft	$63,068
Accounts payable:
Trade	85,402
Line of credit (Note 6)	42,905
Indebtedness to related party (Note 2)	68,448
Accrued expenses	6,908
Accrued interest	68,631

Notes payable, related party (Note 2)	11,155

Total current liabilities	346,517

Long-term debt:
Notes payable (note 4)	888,791

Total liabilities	1,235,308

Shareholders’ deficit (note 5):
Common stock, $.001 par value, 100,000,000 shares authorized,
24,481,584 shares issued and outstanding	24,482
Additional paid-in capital	4,323,162
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(2,905,818)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(361,650)

Total shareholders’ deficit	(1,184,678)

Total liabilities and shareholders’ deficit	$50,630

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

			May 27, 2003
	For the Years Ended		Through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenues:
Product sales	$ 14,300	$-	$14,300
Royalty revenue	3,215	12,302	28,220

Total revenues	17,515	12,302	42,520

Operating expenses:
Stock-based compensation (Note 5):
Common stock options	1,132,512	176,000	1,318,856
Consulting services	-	28,458	68,909
Rent, related party (Note 2)	92,068	86,138	266,873
Selling, general and administrative
(net of $1,132,512, $204,458, and $1,387,765,
respectively, stock based compensation)	597,522	592,887	1,775,991
Research and development	351,221	331,855	949,111

Total operating expenses	2,173,323	1,215,338	4,379,740

Loss from operations	(2,155,808)	(1,203,036)	(4,337,220)

Other income (expenses):
Interest income	-	-	1,760
Interest expense:
Related parties	-	(8,219)	(42,596)
Amortization of discount on convertible note	(9,757)	(49,045)	(145,243)
Other	(67,070)	(57,131)	(190,020)
Gain on derivative liability	17,812	83,172	142,861
Gain on settled payables	-	12,695	64,640

Loss before income taxes and
extraordinary item	(2,214,823)	(1,221,564)	(4,505,818)

Income tax provision (Note 8)	-	-	-

Loss before extraordinary item	(2,214,823)	(1,221,564)	(4,505,818)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0-	-	-	1,600,000

Net loss	$ (2,214,823)	$(1,221,564)	$(2,905,818)

Basic and diluted loss per share	$ (0.09)	$(0.06)

Weighted average common shares outstanding	23,796,632	22,136,871

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary (A Development Stage Company) Consolidated Statement of Changes in Shareholders’ Deficit

					Equity	Cumulative
					(Deficit)	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	-	3,806	(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(408,027)	-	(408,027)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(678,398)

Balance, December 31, 2003	21,863,664	$21,864	$ 1,510,519	$ (2,264,854)	$ (408,027)	$ (266,565)	$(1,416,063)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Comprehensive income:
Net income	-	-	-	-	938,596	-	938,596
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	841,501

Balance, December 31, 2004	21,951,664	$21,952	$ 1,559,232	$ (2,264,854)	$ 530,569	$ (363,660)	$(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Comprehensive loss:
Net income	-	-	-	-	(1,221,564)	-	(1,221,564)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,224,494)

Balance, December 31, 2005	22,782,434	$22,782	$ 2,302,860	$ (2,264,854)	$ (690,995)	$ (366,590)	$(996,797)
Sale of units consisting of one share
of common stock and one warrant
($0.60/share – Note 5)	570,000	570	341,430	-	-	-	342,000
Common stock options exercised
($0.30/share – Note 5)	100,000	100	29,900	-	-	-	30,000
Common stock options exercised
($0.60/share – Note 5)	29,150	30	17,460	-	-	-	17,490
Sale of units consisting of one share
of common stock and one warrant
($0.50/share – Note 5)	1,000,000	1,000	499,000	-	-	-	500,000
Common stock options and
warrants vested	-	-	1,132,512	-	-	-	1,132,512
Comprehensive loss:
Net income	-	-	-	-	(2,214,823)	-	(2,214,823)
Cumulative translation adjustment	-	-	-	-	-	4,940	4,940

Comprehensive income	-	-	-	-	-	-	(2,209,883)

Balance, December 31, 2006	24,481,584	$24,482	$ 4,323,162	$ (2,264,854)	$ (2,905,818)	$ (361,650)	$(1,184,678)

The accompanying notes are an integral part of these consolidated financial statements.

WordLogic Corporation and Subsidiary (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 27, 2003
	For the Years Ended		Through
	December 31		December 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$ (2,214,823)	$(1,221,564)	$ (2,905,818)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	9,052	11,456	37,435
Common stock issued for services and payables	-	-	47,457
Stock-based compensation	1,132,512	204,458	1,347,314
Amortization of debt discount	9,757	49,045	145,243
Gain on derivative liability	(17,812)	(83,172)	(142,861)
Changes in current assets and liabilities:
Receivables	7,936	8,503	44,330
Other assets	(8,027)	(9,736)	(24,896)
Bank overdraft	63,068	-	63,068
Accounts payable and accrued liabilities	(23,312)	15,357	(272,201)
Accrued interest payable	(14,707)	68,184	(19,470)

Net cash used in operating activities	(1,056,356)	(957,469)	(1,680,399)

Cash flows from investing activities:
Purchases of equipment	(1,132)	(2,257)	(20,024)

Net cash used in investing activities	(1,132)	(2,257)	(20,024)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	259,169	298,890	627,447
Repayment of related party advances (Note 2)	(260,988)	(228,623)	(661,386)
Proceeds from promissory notes issued to related parties (Note 2)	11,115	-	261,509
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	51,458	933,926
Repayment of convertible promissory notes (Note 4)	(418,634)	(305,465)	(947,462)
Proceeds from other promissory note (Note 4)	536,500	370,000	906,500
Repayment of other promissory notes (Note 4)	(17,709)	-	(17,709)
Payments on capital lease obligation	-	-	(12,071)
Proceeds from line of credit (Note 6)	42,905	-	42,905
Proceeds from sale of warrants	25	-	25
Proceeds from stock options exercised	47,490	-	53,790
Proceeds from sale of stock	842,000	540,000	1,382,000

Net cash (used in) provided by financing activities	1,041,873	726,260	2,075,533

Effect of exchange rate changes on cash	4,940	(2,930)	(361,650)

Net change in cash	(10,675)	(236,396)	13,460

Cash, beginning of period	25,665	262,061	1,530

Cash, end of period	$ 14,990	$25,665	$14,990

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$6,554	$723	$176,506

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

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7,

Accounting and Reporting by Development Stage Enterprises. The $2,905,818 loss recognized by the Company from May 27, 2003 through December 31, 2006, which includes an extraordinary gain of $1,600,000, is included in the accompanying consolidated financial statements as “deficit accumulated during development stage”.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Basis of Consolidation

The consolidated financial statements include the accounts of WordLogic Corporation and its wholly owned subsidiary 602531 British Columbia Ltd., an entity incorporated under the laws of the Province of British Columbia, Canada. 602531 British Columbia Ltd. does not have any operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

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

General and Administrative Expenses

General and administrative expenses consist of the following:

			May 27, 2003
			(Inception)
	For the Years Ended		Through
	December 31,		December 31,

	2006	2005	2006

Salaries (net of $1,132,512, $176,000, and $1,318,856
stock-based compensation, respectively)	$326,965	$311,132	$ 863,736
Professional fees (net of $0, $28,458, and $68,909
stock-based compensation, respectively)	88,864	151,399	361,314
Other G & A expense	181,693	130,356	550,941

	$597,522	$592,887	$ 1,775,991

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

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’ financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, The Company’ financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense in 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). 2006 stock compensation also includes expense for the share-based awards granted prior to January 1, 2006, but vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’ determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Prior to the adoption of SFAS 123(R), The Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2006, there were 7,199,536 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

On September 29, 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. We do not anticipate this statement will have any impact on our results of operations or financial condition.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(2) Related Party Transactions

During the year ended December 31, 2005, an affiliate advanced $298,890 to the Company and the Company repaid $228,623 during the year. During the year ended December 31, 2006, an affiliate advanced $259,169 to the Company and the Company repaid $260,988 during the year. As of December 31, 2006, the Company owed the affiliate $68,448.

During the year ended December 31, 2006, the Company received proceeds of $11,155 on an unsecured promissory note from Company’s employee. The note has a face value of up to $200,000 which carries a twelve percent interest rate and an original maturity date of December 29, 2007.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $92,068 and $86,138 during the years ended December 31, 2006 and 2005, respectively.

(3) Property and Equipment

Property and equipment consisted of the following at December 31, 2006:

Office equipment	$3,310
Computer equipment	120,277
Computer software	3,052
Furniture and fixtures	13,080

139,719
Less accumulated depreciation	(120,040)

$19,679

Depreciation expense totaled $9,052 and $11,456 for the years ended December 31, 2006 and 2005, respectively.

(4) Notes Payable

Promissory Notes

During the year ended December 31, 2005, the Company received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at eight percent per annum. The first note matures on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matures on May 11, 2007 and includes $130,000 of principal and all related accrued interest. Accrued interest payable on the notes totaled $52,053 at December 31, 2006. Subsequent to December 31, 2006 both notes were renewed for an additional 24 months beyond their initial maturity (see Note 9).

During the year ended December 31, 2006, the Company received proceeds of $536,500 on two unsecured promissory notes and the Company repaid $17,709 on one of the notes. The notes bear interest at eight percent per annum. The first note matures on June 15, 2009 and includes $418,791 of principal and $14,825 related accrued interest. The second note matures on October 12, 2008 and includes $100,000 of principal and $1,753 related accrued interest.

Interest expense on the notes during the years ended December 31, 2006 and 2005 totaled $50,178 and $22,453 respectively. Accrued interest on the notes totaled $68,631 at December 31, 2006.

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Maturities

Aggregate maturities required on long-term debt at December 31, 2006, are as follows:

Year	Amount

2007	$-
2008	$100,000
2009	$788,791

Convertible Note Payable

At December 31, 2004, the Company had a convertible promissory note outstanding in the amount of $666,943. The note has a face value of up to $1,000,000 which carries an eight percent interest rate and an original maturity date of March 31, 2006. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and interest with common stock at a rate of 85 percent of the stock’s market value on the date of advance.

During the year ended December 31, 2005, the Company received additional proceeds of $51,458 and repaid $305,465 of the principal balance.

During the year ended December 31, 2006, the Company retired the convertible promissory note and repaid the principal of $418,634 and accrued interest of $85,255. Interest expense during the years ended December 31, 2006 and 2005 totaled $15,854 and $65,350, respectively.

Because the value of the shares due upon conversion is fixed at 117.65% of the face value of the notes rather than indexed to the Company’s own common stock, the Company bifurcated the put option and classified it as a derivative liability pursuant to SFAS 133.

The following table presents the allocation of proceeds of the financing:

Principal balance of the note	$81,641
Less fair value of put option	(23,407)

Balance at 5/27/03	58,234
Additional financing	500,975
Less fair value of put option	(119,795)
Amortization of discount (interest expense)	21,342

Carrying value at 12/31/03	460,756

Additional financing (net)	83,327
Less fair value of put option	(14,492)
Amortization of discount (interest expense)	65,099

Carrying value at 12/31/04	594,690

Less payments (net)	(253,998)
Plus fair value of put option	12,451
Amortization of discount (interest expense)	49,045

Carrying value at 12/31/05	402,188

Less payments (net)	(418,634)
Plus fair value of put option	6,689
Amortization of discount (interest expense)	9,757

Carrying value at 12/31/06	$-

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(5) Shareholders’ Deficit

Common Stock Issuances

In February 2006, the Company sold 550,000 units to an officer of the Company at a price of $0.60 per share for total proceeds of $330,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share.

In February 2006, the Company sold 100,000 restricted shares of the Company’s $.001 par value Common Stock to an officer of the Company at a price of $0.30 per share for total proceeds of $30,000 pursuant to the exercise of Stock Options granted to the Company’s President.

In May 2006, the Company sold 1,000,000 units to an officer of the Company at a price of $0.50 per share for total proceeds of $500,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share.

In October 2006, the Company sold 20,000 units at a price of $0.60 per share for total proceeds of $12,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a price of $1.25 per share. In November 2006, the Company sold 29,150 restricted shares of the Company’s $.001 par value Common Stock at a price of $0.60 per share for total proceeds of $17,490 pursuant to the exercise of Stock Options granted to one of the Company’s employees.

During the year ended December 31, 2005 the Company sold 830,770 units at a price of $0.65 per share for total proceeds of $540,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a price of $1.25 per share.

Options granted to non-employees, accounted for under the fair value method

On May 1, 2006, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested immediately upon being granted. The options expire May 1, 2016. The Company’s quoted price on the grant date was $0.75 per share. The Company calculated the fair value of the options at $0.75 or $187,375, which was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	5.00%
Dividend yield	0.00%
Volatility factor	207.30%
Weighted average expected life	10 years

WordLogic Corporation and Subsidiary (A Development Stage Company)

On August 1, 2006, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest semi-annually commencing August 1, 2006 through August 1, 2007. The options expire August 1, 2011. The Company’s quoted price on the grant date was $0.64 per share. The Company calculated the fair value of the options at $0.63 or $94,500, of which $52,500 was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.05%
Dividend yield	0.00%
Volatility factor	208.10%
Weighted average expected life	5 years

During the year ended December 31, 2005, the Company granted options to purchase a total of 125,000 shares of the Company’s common stock to two consultants. The options carry an exercise price of $0.50 per share and vest monthly commencing December 1, 2005 through May 1, 2006. The Company also granted to these consultants options to purchase an additional 125,000 shares of the Company’s common stock at an exercise price of $1.00. These shares will vest monthly commencing June 1, 2006 through November 1, 2006. The options expire December 1, 2010. The Company’s quoted price on the grant date was $0.84 per share. The Company calculated the fair value of the options at $0.598 and $0.48, respectively, or $134,750, of which $122,292 and $12,458 was recorded as stock-based compensation in the accompanying financial statements for the years ended December 31, 2006 and December 31, 2005 respectively.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.45%
Dividend yield	0.00%
Volatility factor	69.30%
Weighted average expected life	5 years

Options granted to employees, accounted for under the fair value method

On September 1, 2006, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s common stock to four employees. The options carry an exercise price of $0.70 per share and vested immediately upon being granted. The options expire September 1, 2009. The Company’s quoted price on the grant date was $0.56 per share. The Company calculated the fair value of the options at $0.52 or $103,649, which was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2006. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.70%
Dividend yield	0.00%
Volatility factor	208.10%
Weighted average expected life	3 years

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Options granted to employees, accounted for under the intrinsic value method

During the year ended December 31, 2005, the Company granted two employees options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vest on a monthly interval through February 11, 2007 with 300,000 options vesting immediately. The options expire February 11, 2008. The Company’s common stock had a market value of $1.97 on the date of grant. As a result of the options priced “in the money”, the Company recognized stock-based compensation totaling $176,000 in accordance with APB 25.

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	For The Years Ended
	December 31,

	2006	2005

Net income (loss), as reported	$(2,214,823)	$(1,221,564)
Decrease due to:
Employee stock options	-	(516,140)

Pro forma net income (loss)	$(2,214,823)	$(1,737,704)

Basic income (loss) per common
share, as reported	$(0.09)	$(0.06)

Diluted income (loss) per common
share, as reported	$(0.09)	$(0.06)

Pro Forma basic income (loss)
per common share	$(0.09)	$(0.08)

Pro Forma diluted income (loss)
per common share	$(0.09)	$(0.08)

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

Following is a schedule of changes in equity awards for each of the two years ended December 31, 2006:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual

	Total	Exercisable	Per Share	Per Share	Life

Outstanding at January 1, 2005…………	3,325,000	2,021,714	$0.30 - $1.00	$0.68	3.84 years
Granted…………………………………	2,580,770	1,651,601	$0.50 - $1.75	$1.49	2.54 years
Vested…………………………………	-	510,384	$0.60	$-	N/A
Exercised………………………………	-	-	-	$-	N/A
Cancelled/Expired………………………	(10,000)	(10,000)	$0.60	$0.60	N/A

Outstanding at December 31, 2005……	5,895,770	4,173,699	$0.30 - $1.75	$1.04	2.71 years
Granted…………………………………	2,150,000	2,083,333	$0.50 - $1.25	$1.06	3.32 Years
Vested…………………………………	-	1,042,504	$0.60 - $1.75	$1.29	N/A
Exercised………………………………	(100,000)	(100,000)	$0.30	$0.30	N/A
Cancelled/Expired………………………	-	-	-	$-	N/A

Outstanding at December 31, 2006……	7,945,770	7,199,536	$0.30 - $1.75	$1.09	2.15 years

Equity awards consisted of the following options and warrants for the two year period from January 1, 2005 through December 31, 2006:

			Total
Description	Options	Warrants	Awards

Outstanding at January 1, 2005	3,325,000	-	3,325,000
Granted	1,750,000	830,770	2,580,770
Exercised	-	-	-
Cancelled/Expired	(10,000)	-	(10,000)

Outstanding at December 31, 2005	5,065,000	830,770	5,895,770
Granted	600,000	1,550,000	2,150,000
Exercised	-	-	-
Cancelled/Expired	(100,000)	-	(100,000)

Outstanding at December 31, 2006	5,565,000	2,380,770	7,945,770

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(6) Line of Credit

The Company has a CDN$50,000 (US$42,905 at December 31, 2006) line of credit of which $-0- was unused at December 31, 2006. The interest rate on the credit line is 2.00 percent over the bank prime rate. Interest payments are due monthly.

(7) Litigation Settlement

In March 2002, Hewlett-Packard Company ("HP") was granted a license to distribute a trial version of the WordLogic Predictive Keyboard. In December 2002, the Company filed a Copyright infringement claim, as well as related claims under California State law, against HP in the United States District Court for the Northern District of California, San Jose Division.

Although HP continued to deny liability, on July 22, 2004, the parties signed a settlement agreement whereby HP agreed to pay the Company $2 million in exchange for the Company agreeing to release its claims and dismiss the lawsuit. The Company's attorneys retained $400,000 out of the settlement as payment for fees and costs related to the case, and the remainder has been paid to the Company. The net gain on the settlement, totaling $1,600,000, is included in the accompanying condensed statements of operations as an extraordinary gain.

(8) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended
	December 31,

	2006	2005

U.S. federal statutory graduated rate	34.00%	34.00%
Net operating loss for which tax
benefit is currently available	-34.00%	-34.00%

	0.00%	0.00%

At December 31, 2006, deferred tax assets consisted of a net tax asset of $1,758,029, due to operating loss carryforwards of $4,698,529, which was fully allowed for, in the valuation allowance of $1,758,029. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2006 and 2005 was $753,040 and $415,332, respectively. The current tax benefit (expense) totaled $753,040 and $415,332 for the years ended December 31, 2006 and 2005, respectively. Due to the uncertainty of the ultimate utilization of the net operating loss carry-forward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2026.

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

WordLogic Corporation and Subsidiary (A Development Stage Company) Notes to Consolidated Financial Statements

(9) Subsequent Event

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and are vested monthly commencing February 21, 2007 through April 21, 2007. The options expire August 1, 2011. The Company’s quoted price on the grant date was $0.57 per share.

On February 23, 2007, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and are vested monthly commencing February 23, 2007 through January 23, 2008. The options expire February 23, 2010. The Company’s quoted price on the grant date was $0.59 per share.

In March 2007, the Company sold 120,000 units at a price of $0.50 per share for total proceeds of $60,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $0.75 per share.

On March 1, 2007, the Company signed renewal agreements to extend the maturity dates of two promissory notes. The first note, with a principal balance of $240,000, had an original maturity date of March 1, 2007 and was extended to March 1, 2009. The second note, with a principal balance of $130,000, had an original maturity date of May 11, 2007 and was extended to May 11, 2009.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2006 were filed.

WordLogic Corporation and Subsidiary Annual Report

Code of Ethics

WordLogic Corporation has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is included, by reference, as an exhibit to this annual report.

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation			Award(s)	Payouts

					Restricted Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($CAD)	($)	(#)	($)	($)

Frank Evanshen (1)	2006	0	0	200,000	0	0	0	0
President and Director	2005	0	0	200,000	0	1,000,000	0	0
	2004	0	0	125,000	0	0	0	0

T. Allen Rose (2)	2006	0	0	83,000	0	0	0	0
Secretary and Director	2005	0	0	83,000	0	500,000	0	0
	2004	0	0	62,000	0	0	0	0

Mark Dostie (3)	2006	0	0	102,227	0	0	0	0
Technology Officer	2005	0	0	111,520	0	0	0	0
	2004	0	0	65,951	0	0	0	0

Dr. David Stirling (4)	2006	0	0	60,000	0	50,000	0	0
Executive Vice President 2005		0	0	60,000	0	0	0	0
	2004	0	0	10,000	0	100,000	0	0

Notes:

(1)	The Company paid management fees of $CAD 200,000 during fiscal year 2006 to MCC Meridian Capital Corp., a company controlled by Mr. Evanshen. MCC Meridian Capital Corp. is operating under a management agreement requiring monthly payments of $CAD 16,666,67 and a provision for 700,000 options vesting over a three year period beginning April 1, 2003. 100,000 options are exercisable at US$0.30 and 600,000 options are exercisable at US$1.00.

On February 11, 2005, the Company issued 1,000,000 stock options to Mr. Evanshen as performance incentive compensation. 200,000 options vested on the issue date and 800,000 vest over a three year period beginning February 11, 2005. These options are exercisable at US$1.75.

(2)	The Company paid consulting fees of $CAD 83,000 during fiscal year 2006 to Mr. Rose. Mr. Rose is engaged under a consulting agreement requiring monthly payments of $CAD 6,000. Mr. Rose has also been granted 250,000 options vesting over a three year period beginning April 1, 2003. 50,000 options are exercisable at US$0.30 and 200,000 options are exercisable at US$1.00. On February 11, 2005, the Company issued 500,000 stock options to Mr. Rose as performance incentive compensation. 100,000 options were vested on the issue date and 400,000 vest over a three year period beginning February 11, 2005. These options are exercisable at US$1.75.

(3)	The Company issued 1,000,000 stock options to Mr. Dostie as performance incentive compensation. They vest over a three year period beginning April 1, 2003. 400,000 options are exercisable at US$0.30 and 600,000 options are exercisable at US$0.57

(4)	The Company paid consulting fees of $CAD 60,000 during fiscal year 2006 to Dr. Stirling. Dr. Stirling is engaged under a consulting agreement requiring monthly payments of $CAD 5,000. Dr. Stirling has also been granted 100,000 options vesting over a three year period beginning November 10, 2004 exercisable at US$0.60 and 50,000 options vesting September 01, 2006 exercisable at US$0.70.

As of December 31, 2006, WordLogic Corporation had a Health Spending Account Benefit Plan for all employees and consultants of the Company. Under the terms of the plan, the Company contributes monthly to a trust account held on behalf of the beneficiary, which may be accumulated and/or spent on any qualifying expenses recommend by a Registered Health Professional to the extent of the amount of funds held in the beneficiary’s individual Health Spending trust account..

As of December 31, 2006 the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

WordLogic Corporation does not pay members of the Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

WordLogic Corporation and Subsidiary Annual Report

Employment, Management and Consulting Agreements

MCC Meridian Capital Corp. (“MCC”), a company controlled by Mr. Evanshen, has a management agreement with WordLogic Corporation for the services provided personally by Mr. Evanshen in his role as President, Chairman and Chief Executive Officer of the Company. The agreement currently requires monthly payments of $CAD 16,666.67 for the services rendered. Mr. Rose has a consulting agreement with WordLogic Corporation for the services provided by him in his role as Chief Financial Officer of the Company. This agreement provides that Mr. Rose is paid $CAD 6,000.00 per month for his services.

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

Dr. David Stirling has an employment agreement with WordLogic Corporation for his employment as Executive Vice President the Company. This agreement provides that Dr. Stirling is paid $CAD 5,000.00 per month for his services Mr. Gordon Friesen has a consulting agreement with WordLogic Corporation for advisory/consulting services rendered to the Company. This agreement provides that Mr. Friesen is paid $CAD 7,500.00 per month for his services. Mr. Friesen has also purchased for $50 a total of 500,000 warrants for the purchase of common shares at a price of $0.50 per share, vesting equally over a twelve month period and expiring on February 23, 2010.

WordLogic Corporation and Subsidiary Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following set forth; as of March 30, 2007; the beneficial ownership of WordLogic Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly.

Common Stock
	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Owner	Acquirable	of Class (1)
Frank R. Evanshen, President, Director	8,405,383	3,150,000	39.1%
3710 Southridge Place
West Vancouver, BC

MCC Meridian Capital Corp.	773,671	0	2.6%
(an entity controlled by Frank R, Evanshen)
650 West Georgia Street, #2400
Vancouver, BC

Harold Gunn	6,054,836	0	20.5%
1116 Ironwork Passage
Vancouver, BC

T. Allen Rose, CFO and Director	32,000	750,000	2.6%
724 Colborne Street
New Westminster, BC

Mark Dostie, Technology Officer	0	1,000,000	3.4%
5580 Woodpecker Drive.
Richmond, BC

Dr. David Stirling, Executive Vice President	0	137,854	0.5%
3309 De Courcy Drive
Ladysmith, BC
Total Shares of 5% or more Beneficial Ownership	15,233,890	3,150,000	62.3%
Total Shares of Officers and Directors as a group	9,211,054	5,037,854	48.3%

Total Shares Issued and Outstanding:	24,481,584
if all exercised per note: 29,519,438

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Notes:

(1) Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after March 30, 2007.

The following lists such beneficial owners and the amount of shares of common stock, of the number of shares shown in the preceding table, to which such beneficial owners have the right to acquire within the stated 60 day period:

Name of Beneficial Owner	Number of Shares Acquirable
Frank R. Evanshen	3,150,000
Mark Dostie	1,000,000
T. Allen Rose	750,000
David Stirling	137,854

WordLogic Corporation and Subsidiary Annual Report

Certain Relationships and Related Transactions

During the year ended December 31, 2005, an affiliate advanced $298,890 to the Company and the Company repaid $228,623 during the year. During the year ended December 31, 2006, an affiliate advanced $259,169 to the Company and the Company repaid $260,988 during the year. As of December 31, 2006, the Company owed the affiliate $68,448.

During the year ended December 31, 2006, the Company received proceeds of $11,155 on an unsecured promissory note from Company’s employee. The note has a face value of up to $200,000 which carries a twelve percent interest rate and an original maturity date of December 29, 2007.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $92,068 and $86,138 during the years ended December 31, 2006 and 2005, respectively.

On February 23, 2006, the Company sold 550,000 units to an officer of the Company at a price of $0.60 per unit for a total of $330,000 in proceeds. Each of the units consists of one share of the Company’s $.001 par value restricted Common Stock and one common stock purchase Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share. The Company also received $30,000 in proceeds from the exercise of 100,000 options at a price of $0.30 per share of common stock.

In May 2006, the Company sold 1,000,000 units to an officer of the Company at a price of $0.50 per share for total proceeds of $500,000. Each unit included one restricted share of the Company’s $.001 par value Common Stock plus one Warrant. Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share.

In November 2006, the Company sold 29,150 restricted shares to an employee through a conversion of outstanding options of the Company’s $.001 par value Common Stock at a price of $0.60 per share for total proceeds of $17,490 pursuant to the exercise of Stock Options granted to one of the Company’s employees.

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

WordLogic Corporation and Subsidiary Annual Report

Exhibits and Reports on Form 8-K

Reports on Form 8-K

On May 18, 2006, WordLogic Corporation filed a Report on Form 8-K disclosing Securities and Trading Markets -
Unregistered Sales of Equity Securities; disclosing the sale of common stock shares of the company.
On February 28, 2006, WordLogic Corporation filed a Report on Form 8-K disclosing Securities and Trading
Markets - Unregistered Sales of Equity Securities; disclosing the sale of common stock shares of the company.

Index to Exhibits

WordLogic Corporation includes by reference the following exhibits:
3.1	Articles of Incorporation; as filed with the registrant’s
Annual Report on Form 10-KSB for the period ending December 31, 2004.
3.2	Bylaws; as filed with the registrant’s
Annual Report on Form 10-KSB for the period ending December 31, 2004.
14.1	Code of Ethics; as filed with the registrant’s
Annual Report on Form 10-KSB for the period ending December 31, 2004.
WordLogic Corporation includes herewith the following exhibits:
10.1	Consulting Agreement – Gordon Friesen – Dated February 23, 2007
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15d-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

WordLogic Corporation and Subsidiary Annual Report

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2006 and 2005 were: $19,200 and $9,350, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2006 and 2005 were: $0 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2006 and 2005.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2006 and 2005.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2006. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

WordLogic Corporation
(Registrant)

Date	April 05, 2007	___________/S/ Frank R. Evanshen_____________________

Frank R. Evanshen, President
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WordLogic Corporation
(Registrant)

Date	April 05, 2007	___________/S/ Frank R. Evanshen, President_____________

Frank R. Evanshen, President
Principal Executive Officer

Date	April 05, 2007	___________/S/ T. Allen Rose, CFO_____________________

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer