Form 10QSB
period 2007-03-31
WORDLOGIC CORP
filed 2007-05-22
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
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
Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2007:
24,606,584 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

WORDLOGIC CORPORATION Index
			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Condensed Consolidated Balance Sheet (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Consolidated Statement of Shareholder’s Deficit (unaudited)	5
		Condensed Consolidated Statements of Cash Flows (unaudited)	6
		Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	9
Item	3.	Controls and Procedures	11
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	12
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item	3.	Defaults Upon Senior Securities	13
Item	4.	Submission of Matters to a Vote of Security Holders	13
Item	5.	Other Information	13
Item	6.	Exhibits and Reports on Form 8-K	13
SIGNATURES			13

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEET MARCH 31, 2007 (UNAUDITED)

Assets

Current Assets:
Cash	$13,896
GST receivable	9,459
Employee advance	7,533

Total current assets	30,888

Property and equipment, net of accumulated depreciation of $121,574	18,145

Total assets	$49,033

Liabilities and Stockholders' Deficit

Current Liabilities:
Bank overdraft	$41,499
Accounts payable
Trade	132,105
Line of credit (Note 6)	43,275
Indebtedness to related party (Note 2)	79,888
Accrued expenses	6,967
Accrued interest	85,967
Note payable to related party (Note 2)	141,077

Total current liabilities	530,778

Long Term Debt:
Notes payable (Note 3)	888,791

Total liabilities	1,419,569

Shareholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
24,606,584 shares issued and outstanding	24,607
Additional paid-in capital	4,580,636
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(3,344,521)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(366,404)

Total shareholders' deficit	(1,370,536)

Total liabilities and shareholders’ deficit	$49,033

See accompanying notes to condensed consolidated financial statements. 3

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			May 27, 2003
	For the Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007

Revenues:
Product sales	$ 826	$5,651	$15,126
Royalty revenue	715	422	28,935

Total revenues	1,541	6,073	44,061

Operating expenses:
Stock based compensation (Note 5):
Common stock options	195,099	203,988	1,513,955
Consulting services	-	-	68,909
Rent, related party (Note 2)	22,276	22,603	289,149
Selling, general and administrative (net of $195,099, $203,988,
and $1,582,864, respectively, stock-based compensation)	123,795	142,407	1,899,786
Research and development	80,230	106,280	1,029,341

Total operating expenses	421,400	475,278	4,801,140

Loss from operations	(419,859)	(469,205)	(4,757,079)

Other income (expenses):
Interest income	-	-	1,760
Interest expense:
Related parties	(2,975)	-	(45,571)
Amortization of discount on convertible note	-	(9,757)	(145,243)
Other	(15,869)	(15,899)	(205,889)
Gain on derivative liability	-	(1,772)	142,861
Gain on settled payables	-	-	64,640

Loss before income taxes and extraordinary item	(438,703)	(496,633)	(4,944,521)

Income tax provision	-	-	-

Loss before extraordinary item	(438,703)	(496,633)	(4,944,521)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0-	-	-	1,600,000

Net loss	$ (438,703)	$(496,633)	$(3,344,521)

Basic and diluted loss per share	$ (0.02)	$(0.02)

Weighted average common shares outstanding	24,502,417	23,107,434

See accompanying notes to condensed consolidated financial statements. 4

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Equity	Cumulative
					(Deficit)	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	-	3,806	(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(408,027)	-	(408,027)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(678,398)

Balance, December 31, 2003	21,863,664	$21,864	$ 1,510,519	$ (2,264,854)	$ (408,027)	$ (266,565)	$(1,416,063)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Comprehensive income:
Net income	-	-	-	-	938,596	-	938,596
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	841,501

Balance, December 31, 2004	21,951,664	$21,952	$ 1,559,232	$ (2,264,854)	$ 530,569	$ (363,660)	$(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Comprehensive loss:
Net income	-	-	-	-	(1,221,564)	-	(1,221,564)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,224,494)

Balance, December 31, 2005	22,782,434	$22,782	$ 2,302,860	$ (2,264,854)	$ (690,995)	$ (366,590)	$(996,797)
Sale of units consisting of one share
of common stock and one warrant
($0.60/share)	570,000	570	341,430	-	-	-	342,000
Common stock options exercised
($0.30/share)	100,000	100	29,900	-	-	-	30,000
Common stock options exercised
($0.60/share)	29,150	30	17,460	-	-	-	17,490
Sale of units consisting of one share
of common stock and one warrant
($0.50/share)	1,000,000	1,000	499,000	-	-	-	500,000
Common stock options and
warrants vested	-	-	1,132,512	-	-	-	1,132,512
Comprehensive loss:
Net income	-	-	-	-	(2,214,823)	-	(2,214,823)
Cumulative translation adjustment	-	-	-	-	-	4,940	4,940

Comprehensive income	-	-	-	-	-	-	(2,209,883)

Balance, December 31, 2006	24,481,584	$24,482	$ 4,323,162	$ (2,264,854)	$ (2,905,818)	$ (361,650)	$(1,184,678)

Sale of units consisting of one share
of common stock and one warrant
($0.50/share – Note 5)	125,000	125	62,375	-	-	-	62,500
Common stock options and
warrants vested	-	-	195,099	-	-	-	195,099
Comprehensive loss:
Net income	-	-	-	-	(438,703)	-	(438,703)
Cumulative translation adjustment	-	-	-	-	-	(4,754)	(4,754)

Comprehensive income	-	-	-	-	-	-	(443,457)

Balance, March 31, 2007	24,606,584	$24,607	$ 4,580,636	$ (2,264,854)	$ (3,344,521)	$ (366,404)	$(1,370,536)

See accompanying notes to condensed consolidated financial statements. 5

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

			May 27, 2003
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007

Cash flows from operating activities:
Net cash used in operating activities	$ (200,572)	$(224,165)	$(1,880,971)

Cash flows from investing activities:
Purchases of equipment	-	-	(20,024)

Net cash used in investing activities	-	-	(20,024)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	11,440	-	638,887
Repayment of related party advances (Note 2)	-	-	(661,386)
Proceeds from promissory notes issued to related parties (Note 2)	129,922	-	391,431
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	-	933,926
Repayment of convertible promissory notes	-	(43,311)	(947,462)
Proceeds from other promissory note (Note 4)	-	-	906,500
Repayment of other promissory notes (Note 4)	-	-	(17,709)
Payments on capital lease obligation	-	-	(12,071)
Proceeds from line of credit (Note 6)	370	-	43,275
Proceeds from sale of warrants	-	-	25
Proceeds from stock options exercised	-	30,000	53,790
Proceeds from sale of common stock	62,500	330,000	1,444,500

Net cash (used in) provided by financing activities	204,232	316,689	2,279,765

Effect of exchange rate changes on cash	(4,754)	(3,096)	(366,404)

Net change in cash	(1,094)	89,428	12,366

Cash, beginning of period	14,990	25,665	1,530

Cash, end of period	$ 13,896	$115,093	$13,896

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$-	$-

Cash paid for interest	$ 1,549	$723	$178,055

See accompanying notes to condensed consolidated financial statements. 6

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2006, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2 - Related Party Transactions

As of March 31, 2007, the Company owed an affiliate $79,888 for administrative services provided to the Company. This obligation is included in the accompanying condensed consolidated financial statements as “Indebtedness to related party”. As of December 31, 2006, the Company owed $11,155 on an unsecured promissory note from Company’s employee. During the three months ended March 31, 2007 an additional $129,922 was advanced which increased the balance to $141,077 at March 31, 2007. The note has a face value of up to $200,000 which carries a twelve percent interest rate and an original maturity date of December 29, 2007.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $22,276 for the three months ended March 31, 2007.

Note 3 – Notes Payable

Promissory Notes

As of December 31, 2006, the Company owed an unrelated third party for three promissory note totaling $470,000. The notes bear interest at eight percent per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matures on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On March 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. The third note matures on October 12, 2008 includes $100,000 of principal and all related accrued interest. No amounts were repaid as of March 31, 2007. Accrued interest payable on the notes totaled $64,077 at March 31, 2007.

As of December 31, 2006, the Company owed an unrelated third party for a promissory note totaling $418,791. No amounts were repaid as of March 31, 2007. The note is unsecured, carries an eight percent interest rate and matures on March 15, 2009. Accrued interest payable on the notes totaled $19,874 at March 31, 2007.

Future maturities of the notes payable are as follows:

Year ended December 31,
2007	$-
2008	100,000
2009	788,791

$888,791

Note 4 – Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

Note 5 – Shareholders’ Deficit Common Stock Sales

In March 2007, the Company conducted a private placement offering whereby it sold 125,000 units to at a price of $.50 per unit for total proceeds of $67,500. Each unit consisted on one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Stock options - employees

During the three months ended March 31, 2007, options to purchase 186,668 shares of common stock vested and the Company recognized $139,699 in stock compensation expense.

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing February 21, 2007 through April 21, 2007. The options expire February 21, 2011. The Company’s quoted price on the grant date was $0.57 per share. The Company calculated the fair value of the options at $0.554, or $83,100, of which $55,400 is included as stock-based compensation pursuant to FASB Statement No. 123 in the 3-months ending March 31, 2007.

Common Stock Awards

The following schedule summarizes the Company’s stock awards activity for the three months ended March 31, 2007:

						Average	Average
			Exercise			Exercise	Remaining
	Awards Outstanding		Price			Price	Contractual

	Total	Exercisable	Per Share			Per Share	Life in Years

Balance at January 1, 2007	7,945,770	7,199,536	$0.30	to	$1.75	$1.09	2.15
Awards vested	-	186,668	$0.60	to	$1.75	$1.22	2.38
Awards granted	150,000	100,000	$		0.50	$0.50	3.90
Awards expired	(1,000,000)	(1,000,000)	$0.30	to	$0.57	$(0.46)	(1.00)
Awards exercised	-	-	$		-	$-

Balance at March 31, 2007	7,095,770	6,486,204	$0.30	to	$1.75	$1.32	2.67

Note 6 – Line of Credit

The Company has a CDN$50,000 (US$43,275 at March 31, 2007) line of credit of which $-0- was unused at March 31, 2007. The interest rate on the line of credit is 2.00 percent over the bank prime rate. Interest payments are due monthly.

Note 7 – Subsequent Events

On April 20, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing April 20, 2007 through June 20, 2007. The options expire April 20, 2010. The Company’s quoted price on the grant date was $0.50 per share. The Company calculated the fair value of the options at $0.485, or $72,808 which will be included as stock-based compensation in the 6-months ending June 30, 2007.

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2006

The Company reports a net loss of $438,703 for the three-month period ending March 31, 2007 versus a net loss of $496,633 for the three-months ended March 31, 2006. For each three-month period, the net loss was primarily comprised of loss from operations; $419,859 for the three-month period ending March 31, 2007; and, $469,205 for the three-month period ending March 31, 2006.

For each three-month reporting period, loss from operations was comprised of stock-based compensation; selling, general and administrative expenses; research and development expenses; and rent. Comparatively, stock-based compensation for the period ending March 31, 2007 was $195,099 versus $203,988 for the period ending March 31, 2006. For the period ending March 31, 2007; selling, general and administrative expenses were $123,795 and research and development costs were $80,230; whereas, for the period ending March 31, 2006 each of these expenses were greater at $142,407 and $106,280, respectively. Rent for the two periods remained relatively consistent

Liquidity and Capital Resources

During the three-months ended March 31, 2007 the Company’s cash position decreased by $1,094. Net cash used in operating activities totaled $200,572; and, $204,232 was provided by financing activities, primarily proceeds from promissory notes issued to related parties and proceeds from sale of common stock. The effect of exchange rates on cash was a decrease of $4,754.

During the three-months ended March 31, 2006 the Company’s cash position increased by $89,428. Net cash used in operations totaled $224,165; $316,689 was provided through financing activities, primarily due to proceeds from the sale of common stock. The effect of exchange rates on cash was a decrease of $3,096.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Management Discussion and Plan of Operations

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

Recent Business Activities

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

Plan of Operations

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Going Concern

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either the option of debt or equity financing or a combination of both in order to raise sufficient capital in order to meet our financial requirements and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

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

Item 1. Legal Proceedings

None, for the period ending March 31, 2007

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

In March 2007, the Company conducted a private placement offering whereby it sold 125,000 units to at a price of $.50 per unit for total proceeds of $67,500. Each unit consisted on one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Options/Warrants

During the three months ended March 31, 2007, options to purchase 186,668 shares of common stock granted vested and the Company recognized $139,699 in stock compensation expense.

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing February 21, 2007 through April 21, 2007. The options expire February 21, 2011. The Company’s quoted price on the grant date was $0.57 per share. The Company calculated the fair value of the options at $0.554, or $83,100, of which $55,400 is included as stock-based compensation pursuant to FASB Statement No. 123 in the 3-months ending March 31, 2007.

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

Subsequent Event – Stock Options

On April 20, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing April 20, 2007 through June 20, 2007. The options expire April 20, 2010. The Company’s quoted price on the grant date was $0.50 per share. The Company calculated the fair value of the options at $0.485, or $72,808 which will be included as stock-based compensation pursuant to FASB Statement No. 123 in the 6-months ending June 30, 2007.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2007
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

Reports on Form 8-K None, for the period ending March 31, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation

Date: May 21, 2007	By:	/s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: May 21, 2007	By:	/s/ T. Allen Rose, CFO

T. Allen Rose, Chief Financial Officer
Principal Accounting Officer