Form 10QSB
period 2007-06-30
WORDLOGIC CORP
filed 2007-08-14
CIK 1139614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2007:
24,631,584 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

WORDLOGIC CORPORATION Index

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEET JUNE 30, 2007 (UNAUDITED)

Assets

Current Assets:
Cash	$1,985
GST receivable	14,404
Employee advance	4,597

Total current assets	20,986

Property and equipment, net of accumulated depreciation of $123,238	16,841

Total assets	$37,467

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable:
Trade	$237,229
Line of credit (Note 6)	41,298
Indebtedness to related party (Note 2)	246,670
Accrued expenses	7,556
Accrued interest	111,804
Note payable to related party (Note 2)	152,992

Total current liabilities	797,549

Long Term Debt:
Notes payable (Note 3)	895,511

Total liabilities	1,693,060

Shareholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
24,631,584 shares issued and outstanding	24,632
Additional paid-in capital	4,734,900
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(3,746,264)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(404,007)

Total shareholders' deficit	(1,655,593)

Total liabilities and shareholders’ deficit	$37,467

See accompanying notes to condensed consolidated financial statements. 3

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					May 27, 2003
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,

	2007	2006	2007	2006	2007

Revenues:
Product sales	$ 628	$1,417	$ 1,454	$7,068	$ 15,754
Royalty revenue	504	2,215	1,219	2,637	29,439

Total revenues	1,132	3,632	2,673	9,705	45,193

Operating expenses:
Rent, related party (Note 2)	24,139	23,879	46,415	46,482	313,288
Selling, general and administrative	272,794	547,589	591,688	893,984	3,755,444
(including $144,249, $389,076, $339,348,
$593,064 and $1,727,113, respectively,
stock-based compensation – Note 5)
Research and development	78,989	75,848	159,219	182,128	1,108,330

Total operating expenses	375,922	647,316	797,322	1,122,594	5,177,062

Loss from operations	(374,790)	(643,684)	(794,649)	(1,112,889)	(5,131,869)

Other income (expenses):
Interest income	-	-	-	-	1,760
Interest expense:
Related parties	(4,462)	-	(7,437)	-	(50,033)
Amortization of discount on convertible note	-	-	-	(9,757)	(145,243)
Other	(22,491)	(15,379)	(38,360)	(31,278)	(228,380)
Gain on derivative liability	-	19,758	-	17,986	142,861
Gain on settled payables	-	-	-	-	64,640

Loss before income taxes and extraordinary item	(401,743)	(639,305)	(840,446)	(1,135,938)	(5,346,264)

Income tax provision	-	-	-	-	-

Loss before extraordinary item	(401,743)	(639,305)	(840,446)	(1,135,938)	(5,346,264)

Net extraordinary gain on litigation settlement,
less applicable income taxes of $-0-	-	-	-	-	1,600,000

Net loss	$ (401,743)	$(639,305)	$ (840,446)	$(1,135,938)	$ (3,746,264)

Basic and diluted loss per share	$ (0.02)	$(0.03)	$ (0.03)	$(0.05)

Weighted average common shares outstanding	24,619,084	23,932,434	24,520,870	23,389,577

See accompanying notes to condensed consolidated financial statements. 4

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

						Cumulative
					Deficit	Translation
					Accumulated	Adjustment

			Additional		During	Other
	Common Stock		Paid-In	Accumulated Development Comprehensive

	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	$19,017	$ 1,504,366	$ (2,264,854)	$ -	$ 3,806	$(737,665)
Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-
Cancelled shares	(60,000)	(60)	60	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	(408,027)	-	(408,027)
Cumulative translation adjustment	-	-	-	-	-	(270,371)	(270,371)

Comprehensive loss	-	-	-	-	-	-	(678,398)

Balance, December 31, 2003	21,863,664	21,864	1,510,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange
for services and payables	88,000	88	47,369	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	10,344
Comprehensive income:
Net income	-	-	-	-	938,596	-	938,596
Cumulative translation adjustment	-	-	-	-	-	(97,095)	(97,095)

Comprehensive income	-	-	-	-	-	-	841,501

Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	204,458
Comprehensive loss:
Net income	-	-	-	-	(1,221,564)	-	(1,221,564)
Cumulative translation adjustment	-	-	-	-	-	(2,930)	(2,930)

Comprehensive income	-	-	-	-	-	-	(1,224,494)

Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share
of common stock and one warrant
($0.60/share)	570,000	570	341,430	-	-	-	342,000
Common stock options exercised
($0.30/share)	100,000	100	29,900	-	-	-	30,000
Common stock options exercised
($0.60/share)	29,150	30	17,460	-	-	-	17,490
Sale of units consisting of one share
of common stock and one warrant
($0.50/share)	1,000,000	1,000	499,000	-	-	-	500,000
Common stock options and
warrants vested	-	-	1,132,512	-	-	-	1,132,512
Comprehensive loss:
Net income	-	-	-	-	(2,214,823)	-	(2,214,823)
Cumulative translation adjustment	-	-	-	-	-	4,940	4,940

Comprehensive income	-	-	-	-	-	-	(2,209,883)

Balance, December 31, 2006	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share
of common stock and one warrant
($0.50/share – Note 5)	125,000	125	62,375	-	-	-	62,500
Sale of units consisting of one share
of common stock and one warrant
($0.40/share – Note 5)	25,000	25	9,975	-	-	-	10,000
Sale of warrants ($.0001/warrant)	-	-	40	-	-	-	40
Common stock options and
warrants vested	-	-	339,348	-	-	-	339,348
Comprehensive loss:
Net income	-	-	-	-	(840,446)	-	(840,446)
Cumulative translation adjustment	-	-	-	-	-	(42,357)	(42,357)

Comprehensive income	-	-	-	-	-	-	(882,803)

Balance, June 30, 207	24,631,584	$24,632	$ 4,734,900	$ (2,264,854)	$ (3,746,264)	$ (404,007)	$(1,655,593)

See accompanying notes to condensed consolidated financial statements. 5

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

			May 27, 2003
	Six Months Ended		Through
	June 30,		June 30,
	2007	2006	2007

Cash flows from operating activities:
Net cash used in operating activities	$ (368,360)	$(683,302)	$(2,048,759)

Cash flows from investing activities:
Purchases of equipment	-	-	(20,024)

Net cash used in investing activities	-	-	(20,024)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	178,222	-	805,669
Repayment of related party advances (Note 2)	-	-	(661,386)
Proceeds from promissory notes issued to related parties (Note 2)	141,837	-	403,346
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	-	933,926
Repayment of convertible promissory notes	-	(368,634)	(947,462)
Proceeds from other promissory note (Note 3)	6,720	436,500	913,220
Repayment of other promissory notes (Note 3)	-	-	(17,709)
Payments on capital lease obligation	-	-	(12,071)
Proceeds from line of credit (Note 6)	-	-	42,905
Repayment of line of credit (Note 6)	(1,607)	-	(1,607)
Proceeds from sale of warrants	40	25	65
Proceeds from stock options exercised	-	30,000	53,790
Proceeds from sale of stock	72,500	830,000	1,454,500

Net cash (used in) provided by financing activities	397,712	927,891	2,473,245

Effect of exchange rate changes on cash	(42,357)	4,900	(404,007)

Net change in cash	(13,005)	249,489	455

Cash, beginning of period	14,990	25,665	1,530

Cash, end of period	$ 1,985	$275,154	$1,985

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$-	$-

Cash paid for interest	$ 3,036	$550	$179,542

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

Note 2 - Related Party Transactions

As of June 30, 2007, the Company owed an affiliate $226,568 for administrative services provided to the Company. This obligation is included in the amount shown as “Indebtedness to related parties” in the accompanying condensed consolidated financial statements.

As of June 30, 2007, the Company received subscriptions of $20,102 in an advance of issuance of shares, which were subsequently issued on July 3, 2007. This amount is included in the amount shown as “Indebtedness to related parties” in the accompanying condensed consolidated financial statements.

As of December 31, 2006, the Company owed $11,155 on an unsecured promissory note from Company’s employee. During the six months ended June 30, 2007 an additional $141,837 was advanced which increased the balance to $152,992 at June 30, 2007. The note has a face value of up to $200,000 which carries a twelve percent interest rate and an original maturity date of December 29, 2007.

The Company rents office space from an affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $46,415 for the six months ended June 30, 2007.

Note 3 – Notes Payable

Promissory Notes

As of December 31, 2006, the Company owed an unrelated third party for three promissory note totaling $470,000. The notes bear interest at eight percent per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On March 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. The third note matures on October 12, 2008 and includes $100,000 of principal and all related accrued interest. No amounts were repaid as of June 30, 2007. Accrued interest payable on the notes totaled $72,452 at June 30, 2007.

As of December 31, 2006, the Company owed an unrelated third party for a promissory note totaling $418,791. During the six months ended June 30, 2007 an additional $6,720 was advanced which increased the balance to $425,511 at June 30, 2007. No amounts were repaid as of June 30, 2007. The note is unsecured, carries an eight percent interest rate and matures on March 15, 2009. Accrued interest payable on the notes totaled $31,504 at June 30, 2007.

Future maturities of the notes payable are as follows:

Year ended December 31,
2007	$-
2008	100,000
2009	795,511

$895,511

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

Note 5 – Shareholders’ Deficit Common Stock Sales

In March 2007, the Company conducted a private placement offering whereby it sold 125,000 units at a price of $0.50 per unit for total proceeds of $62,500. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

In May 2007, the Company conducted a private placement offering whereby it sold 25,000 units at a price of $0.40 per unit for total proceeds of $10,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Stock options - employees

During the six months ended June 30, 2007, options to purchase 273,335 shares of common stock granted in previous years vested and the Company recognized $183,498 in stock compensation expense.

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing February 21, 2007 through April 21, 2007. The options expire February 21, 2011. The Company’s quoted price on the grant date was $0.57 per share. The Company calculated the fair value of the options at $0.554, or $83,100, which is included as stock-based compensation pursuant to FASB Statement No. 123 in the six months ended June 30, 2007.

On April 20, 2007, the Company also granted options to purchase a total of 150,000 shares of the Company’s common stock to this consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing April 20, 2007 through June 20, 2007. The options expire April 20, 2010. The Company’s quoted price on the grant date was $0.50 per share. The company calculated the fair value of the options at $0.485, or $72,750, which is included as stock-based compensation pursuant to FASB Statement No. 123 in the six months ended June 30, 2007.

Common Stock Awards

The following schedule summarizes the Company’s stock awards activity for the six months ended June 30, 2007:

				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual

	Total	Exercisable	Per Share	Per Share	Life in Years

Balance at January 1, 2007	7,945,770	7,199,536	$0.30 to $1.75	$1.09	2.15
Awards vested	-	273,335	$0.60 to $1.75	$1.02	2.69
Awards granted	300,000	300,000	$0.50	$0.50	3.23
Awards expired	(1,000,000)	(1,000,000)	$0.30 to $0.57	$(0.46)	(1.00)
Awards exercised	-	-	$-	$-

Balance at June 30, 2007	7,245,770	6,772,871	$0.30 to $1.75	$1.29	2.68

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

Note 6 – Line of Credit

The Company has a CDN$50,000 (US$46,930 at June 30, 2007) line of credit of which CDN$6,000 (US$5,632) was unused at June 30, 2007. The interest rate on the line of credit is 2.00 percent over the bank prime rate. Interest payments are due monthly.

Note 7 – Subsequent Events

In July 2007, the Company conducted a private placement offering whereby it sold 90,000 units at a price of $0.40 per unit for total proceeds of $36,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2007

The Company reports a net loss of $840,446 for the six-month period ending June 30, 2007 versus a net loss of $1,135,938 for the six-months ended June 30, 2006. For each six-month period, the net loss was primarily comprised of loss from operations; $794,649 for the six-month period ending June 30, 2007 compared to $1,112,889 for the six-month period ending June 30, 2006.

For the six-month period ending June 30, 2007, total revenues were $2,673 compared to $9,705 for the six-month period ending June 30, 2006. As the Company is a Development Stage Company its revenue streams are not established and are not impacted by economic or market trends.

Stock-based compensation for the six-month period ending June 30, 2007 was $339,348 compared to $593,064 for the six-month period ending June 30, 2006.

Selling, general and administrative expenses (net of stock-based compensation) were $252,340 for the six-month period ending June 30, 2007 compared to $300,920 for the six-month period ending June 30, 2006.

Research and development expenses were $159,219 for the six-month period ending June 30, 2007 compared to $182,128 for the six-month period ending June 30, 2006. This 12.6% decrease amounting to $22,909 is mostly attributed to a continued reduction in costs from third-party contractors.

Rent for the two periods remained relatively consistent; $46,415 for the six-month period ending June 30, 2007 compared to $46,482 for the six-month period ending June 30, 2006.

Interest expense for the two periods remained relatively consistent; $45,797 for the six-month period ending June 30, 2007 compared to $41,035 for the six-month period ending June 30, 2006.

Results of Operations for the Three-Months Ended June 30, 2007

The Company reports a net loss of $401,743 for the three-month period ending June 30, 2007 versus a net loss of $639,305 for the three-months ended June 30, 2006. For each three-month period, the net loss was primarily comprised of loss from operations; $374,790 for the three-month period ending June 30, 2007 compared to $643,684 for the three-month period ending June 30, 2006.

For the three-month period ending June 30, 2007, total revenues were $1,132 compared to $3,632 for the three-month period ending June 30, 2006. As the Company is a Development Stage Company its revenue streams are not established and are not impacted by economic or market trends.

Stock-based compensation for the three-month period ending June 30, 2007 was $144,249 compared to $389,076 for the three-month period ending June 30, 2006.

Selling, general and administrative expenses (net of stock-based compensation) were $128,545 for the three-month period ending June 30, 2007 compared to $158,513 for the three-month period ending June 30, 2006.

Research and development expenses for the two periods remained relatively consistent; $78,989 for the three-month period ending June 30, 2007 compared to $75,848 for the three-month period ending June 30, 2006.

Rent for the two periods remained relatively consistent; $24,139 for the three-month period ending June 30, 2007 compared to $23,879 for the three-month period ending June 30, 2006.

Interest expense was $26,953 for the three-month period ending June 30, 2007 compared to $15,379 for the three-month period ending June 30, 2006. This 75.3% increase amounting to $11,547 is mostly attributed to an increase in notes payable.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources

During the six-months ended June 30, 2007 the Company’s cash position decreased by $13,005. Net cash used in operating activities totaled $368,360; and, $397,712 was provided by financing activities, primarily due to proceeds from related party advances and through the sale of common stock. The effect of exchange rates on cash was a decrease in cash of $42,357.

During the six-months ended June 30, 2006 the Company’s cash position increased by $249,489. Net cash used in operations totaled $683,302; and, $927,891 was provided through financing activities, primarily due to proceeds from promissory notes and sale of common stock. The effect of exchange rates on cash was an increase of $4,900.

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

On March 15, 2007 the Company entered into a worldwide non-exclusive license with Cre8txt Limited of Bolton, UK. Cre8txt has developed a keyboard utilizing the skills of people who already use SMS (Short Message Service) texting on mobile phones. Texting has become massively popular with today's youth, particularly in Europe, where SMS has been ahead of North America and Asia. Worldwide, young people have developed a language based on SMS text and some can actually type text faster using a numerical keyboard layout rather than using a traditional computer QWERTY keyboard. The Cre8txt keyboard is similar to a mobile phone keypad, and will utilize the WordLogic(TM) predictive text technology. The WordLogic Prediction Engine will predict text selected from a database of frequently used words, and will also be capable of translating SMS Text language into full text.

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

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

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
None, for the period ending June 30, 2007

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

In March 2007, the Company conducted a private placement offering whereby it sold 125,000 units at a price of $.50 per unit for total proceeds of $62,500. Each unit consisted on one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year.

In May 2007, the Company conducted a private placement offering whereby it sold 25,000 units at a price of $0.40 per unit for total proceeds of $10,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year.

All securities were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Options/Warrants

During the six months ended June 30, 2007, options to purchase 273,335 shares of common stock granted in previous years vested and the Company recognized $183,498 in stock compensation expense.

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing February 21, 2007 through April 21, 2007. The options expire February 21, 2011. The Company’s quoted price on the grant date was $0.57 per share. The Company calculated the fair value of the options at $0.554, or $83,100.

On April 20, 2007, the Company also granted options to purchase a total of 150,000 shares of the Company’s common stock to this consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing April 20, 2007 through June 20, 2007. The options expire April 20, 2010. The Company’s quoted price on the grant date was $0.50 per share. The company calculated the fair value of the options at $0.485, or $72,750.

All securities were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continuation)

Subsequent Event – Issuance of Shares

In July 2007, the Company conducted a private placement offering whereby it sold 90,000 units at a price of $0.40 per unit for total proceeds of $36,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year.

All securities were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending June 30, 2007

Item 5. Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective August 13, 2007, Wordlogic has appointed a new Chief Financial Officer to replace T. Allen Rose. Mr. Rose, remains on the Board of Directors but has resigned due to personal matters which have place increasing demand on his availability.

Darrin McCormack is the new Chief Executive Officer and functions as our Principal Financial Officer. No employment agreement is currently in place and terms of compensation are under consideration.

Mr. McCormack is a Certified General Accountant and Certified Fraud Examiner and is the managing partner in the firm McCormack, Su & Company Inc, CGA’s. McCormack, Su & Company Inc. is a registered participant with the Canadian Public Accountability Oversight Board. Mr. McCormack has been a CGA in public practice since 1988.

Employment History

Employer	Title	Date of Position

McCormack, Su & Company, CGA’s	Managing Partner	November 2004 to present
D. McCormack & Company, CGA	Principal	July 1995 to November 2004
Kocurek & McCormack, CGA’s	Partner	November 1993 to July 1995
Self-Employed	CGA	June 1988 to November 1993
Canadian & Overseas Mgmt Corp.	Controller	May 1986 to June 1988

Education	Program	Location	Date

Association of Certified Fraud Examiners	CFE	Austin, TX	1997
Certified General Accountants
Association of British Columbia	CGA	Vancouver, BC	1988
Malaspina College	Diploma–Financial Accounting	Nanaimo, BC	1986

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

Effective August 13, 2007, Wordlogic has appointed a new Director Peter Knaven to the Board of Directors filling an existing vacancy. Mr. Knaven shall serve until the next annual meeting of the stockholders.

Peter Knaven serves as Senior Vice President and now, as a Director of WordLogic Corporation. Peter started as a software engineer and independent consultant in 1985. Since then, he has been at the head of numerous projects in the industry. Peter joined WordLogic in 2000, and was one of the chief architects of the WordLogic Predictive engine.

Peter possesses extensive knowledge of the technology, software development cycle, and has wide experience in project design and management.

Employment History

WordLogic Corporation	Senior Vice President	July 1, 2004	present
Percomm Incorporated	Consultant	Nov, 2002	May 2004
WordLogic Corporation	Software Engineer	May 2000	Aug 2001
Knowledge Consulting	Consultant	May 1995	May 2000-
Digital Corporation	Consultant	Jan 1994	Jan 1995
Siemens Nixdorf	Software Engineer	April 1987	Dec 1993
University of Twente	Software Engineer	Sep 1985	April 1987

Education:
BSc. Computer Science	HIO Higher Technical Education, Enschede, Netherlands	1985

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Wordlogic Corporation, as pertaining to vacancies, shall hold office until a successor is elected and qualified.

The directors of Wordlogic Corporation are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Wordlogic Corporation

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Reports on Form 8-K

None, for the period ending June 30, 2007

WORDLOGIC CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WordLogic Corporation

Date: August 14, 2007	By: /s/ Frank R. Evanshen, President

Frank R. Evanshen, President
Principal Executive Officer

Date: August 14, 2007	By: /s/ Darrin McCormack, CFO

Darrin McCormack, Chief Financial Officer
Principal Accounting Officer