Form 10QSB
period 2007-09-30
WORDLOGIC CORP
filed 2007-11-13
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 000-32865

WORDLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0422023
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

650 West Georgia Street, Suite 2400	V6B 4N7
Vancouver, British Columbia, Canada	(Zip Code)
(Address of principal executive offices)

604-257-3660
(Registrant’s telephone number, including area code)

     _____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2007, the registrant’s outstanding common stock consisted of 28,075,555 shares.

PART I – FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

ITEM 1. Financial Statements

When we refer to Wordlogic, we, our or us, we are referring to Wordlogic Corporation.

Our unaudited interim consolidated financial statements follow. All currency references in this report are in US dollars unless otherwise noted.

Wordlogic Corporation
Interim Consolidated Financial Statements
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Wordlogic Corporation
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

September 30, 2007

Assets

Current Assets:
Cash	$537,636
GST receivable	23,442
Employee advance	2,186
Total current assets	563,264
Property and equipment, net of accumulated
depreciation of $124,960	14,759
Total assets	$578,023

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable:
Trade	$97,373
Indebtedness to related parties (Note 2)	163,071
Accrued expenses	8,008
Accrued interest	122,013

Total current liabilities	390,465

Long Term Debt:
Notes payable (Note 3)	895,511
Total liabilities	1,285,976
Shareholders' deficit (Note 5):
Common stock, $.001 par value; 100,000,000 shares authorized,
28,075,555 shares issued and outstanding	28,076
Additional paid-in capital	5,975,444
Accumulated deficit	(2,264,854)
Deficit accumulated during development stage	(4,007,540)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(439,079)
Total shareholders' deficit	(707,953)
Total liabilities and shareholders' deficit	$578,023

See accompanying notes to condensed consolidated financial statements

Wordlogic Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					May 27, 2003
					Through
	Three Months Ended		Nine Months Ended		September 30,
	September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues:
Product sales	$(443)	$5,145$	1,011 $	12,213$	15,311
Royalty revenue	1,082	917	2,301	3,554	30,521
Total revenues	639	6,062	3,312	15,767	45,832
Operating expenses:
Rent, related party (Note 2)	25,010	23,379	71,425	69,861	338,298
Selling, general and administrative
(including $22,799, $331,797, $362,147,
$924,861 and $1,749,912, respectively,
stock-based compensation-Note 5)	142,316	489,017	734,004	1,383,001	3,897,760

Research and development	70,278	91,492	229,497	273,620	1,178,608
Total operating expenses	237,604	603,888	1,034,926	1,726,482	5,414,666

Loss from operations	(236,965)	(597,826)	(1,031,614)	(1,710,715)	(5,368,834)

Other income (expenses):
Interest income	-	-	-	-	1,760
Interest expense:
Related parties	-	-	(7,437)	-	(50,033)
Amortization of discount on convertible	-	-	-	(9,757)	(145,243)
note Other	(24,311)	(16,408)	(62,671)	(47,686)	(252,691)
Gain on derivative liablity	-	-	-	18,021	142,861
Gain on settled payables	-	-	-	-	64,640

Loss before income taxes and
extraordinary item	(261,276)	(614,234)	(1,101,722)	(1,750,137)	(5,607,540)

Income tax provision	-	-	-	-	-

Loss before extraordinary item	(261,276)	(614,234)	(1,101,722)	(1,750,137)	(5,607,540)
Net extraordinary gain on litigation
settlement,
less applicable income taxes of $-0-	-	-	-	-	1,600,000
Net loss
	$(261,276)	$(614,234)	$(1,101,722)	$(1,750,137)	$(4,007,540)
Basic and diluted loss per share
	$(0.01)	$(0.03)	$(0.04)	$(0.07)
Weighted average common shares
outstanding	25,780,913	24,432,434	24,720,939	23,635,767

See accompanying notes to condensed consolidated financial statements

Wordlogic Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			May 27, 2003
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:

Net cash used in Operating activities	$(740,937)	$(891,795)	$(2,421,336)

Cash flows from investing activities:
Purchases of equipment	-	(1,155)	(20,024)
Net cash used in investing activities
	-	(1,155)	(20,024)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	94,623	-	722,070
Repayment of related party advances (Note 2)	-	-	(661,386)
Proceeds from promissory notes issued to
related parties (Note 2)	(11,155)	-	250,354
Repayment of related party promissory notes	-	-	(493,941)
Proceeds from convertible promissory note	-	-	933,926
Repayment of convertible promissory notes	-	(411,945)	(947,462)
Proceeds from other promissory note (Note 3)	6,720	436,500	913,220
Repayment of other promossory notes (Note 3)	-	-	(17,709)
Payments on capital lease obligation	-	-	(12,071)
Proceeds from line of credit (Note 6)	-	-	42,905
Repayment of line of credit (Note 6)	(42,905)	-	(42,905)
Proceeds from sale of warrants	40	25	65
Proceeds from stock options exercised	81	30,000	53,871
Proceeds from sale of stock	1,293,608	830,000	2,675,608
Net cash provided by
financing activities	1,341,012	884,580	3,416,545

Effect of exchange rate changes on cash	(77,429)	3,077	(439,079)

Net change in cash	522,646	(5,293)	536,106

Cash, beginning of period	14,990	25,665	1,530

Cash, end of period	$537,636	$20,372	$537,636

Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-	-

Cash paid for interest	$16,738	$550	$193,244

See accompanying notes to condensed consolidated financial statements

Wordlogic Corporation
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Cumulative
					Deficit	Translation
					Accumulated	Adjustment
			Additional		During	Other
	Common Stock		Paid-In	Accumulated	Development	Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total
Balance, May 27, 2003 (inception),
prior to reverse merger	19,016,657	$19,017	$1,504,366	$(2,264,854)	$—	$3,806	$(737,665)

Reverse merger with The
American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	—	—	—	—
Cancelled shares	(60,000)	(60)	60	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(408,027)	—	(408,027)
Cumulative translation adjustment	—	—	—	—	—	(270,371)	(270,371)
Comprehensive loss	—	—	—	—	—	—	(678,398)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)

Common stock issued in exchange
for services and payables	88,000	88	47,369	—	—	—	47,457
Common stock options
granted	—	—	10,344	—	—	—	10,344
Comprehensive income:
Net income	—	—	—	—	938,596	—	938,596
Cumulative translation adjustment	—	—	—	—	—	(97,095)	(97,095)
Comprehensive income	—	—	—	—	—	—	841,501
Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)

Sale of common stock ($0.65/share)	830,770	830	539,170	—	—	—	540,000
Common stock options
granted	—	—	204,458	—	—	—	204,458
Comprehensive loss:
Net loss	—	—	—	—	(1,221,564)	—	(1,221,564)
Cumulative translation adjustment	—	—	—	—	—	(2,930)	(2,930)
Comprehensive loss	—	—	—	—	—	—	(1,224,494)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)

Sale of units consisting of one share of
common stock and one warrant
($0.60/share)	570,000	570	341,430	—	—	—	342,000
Common stock options
exercised ($0.30/share)	100,000	100	29,900	—	—	—	30,000
Common stock options
exercised ($0.60/share)	29,150	30	17,460	—	—	—	17,490
Sale of units consisting of one share of
common stock and one warrant
($0.50/share)	1,000,000	1,000	499,000	—	—	—	500,000
Common stock options and warrants
vested	—	—	1,132,512	—	—	—	1,132,512
Comprehensive loss:
Net loss	—	—	—	—	(2,214,823)	—	(2,214,823)
Cumulative translation adjustment	—	—	—	—	—	4,940	4,940
Comprehensive loss	—	—	—	—	—	—	(2,209,883)

Balance, December 31, 2006	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

See accompanying notes to condensed consolidated financial statements

Wordlogic Corporation
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Cumulative
					Deficit	Translation
					Accumulated	Adjustment
			Additional		During	Other
	Common Stock		Paid-In	Accumulated	Development	Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Income/(Loss)	Total

Sale of units consisting of one share of common stock and one warrant ($0.65/share - Note 5)	200,000	200	129,800	-	-	-	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share - Note 5)	821,000	821	409,679	—	—	—	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share - Note 5)	75,000	75	29,925	—	—	—	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share - Note 5)	2,377,297	2,377	710,812	—	—	—	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share - Note 5)	40,000	40	9,960	—	—	—	10,000
Common stock options exercised (cashlessly	80,674	81	(81)	—	—	—	—
Sale of warrants ($.0001/warrant)	—	—	40	—	—	—	40
Common stock options and warrants vested		—	362,147	—	—	—	362,147
Comprehensive loss:
Net loss		—	—	—	(1,101,722)	—	(1,101,722)
Cumulative translation adjustment		—	—	—	—	(77,429)	(77,429)
Comprehensive loss		—	—	—	—	—	(1,179,151)
Balance, September 30, 2007	28,075,555	$28,076	$5,975,444	$(2,264,854)	$(4,007,540)	$(439,079)	$(707,953)

See accompanying notes to condensed consolidated financial statements

Wordlogic Corporation
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

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

Financial data presented herein are unaudited.

(2)	Related Party Transactions

As of September 30, 2007, the Company owed an affiliate $163,071 for administrative services provided to the Company. This obligation is included in the amount shown as “Indebtedness to related parties” in the accompanying condensed consolidated financial statements.

The Company rents office space from this affiliate on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by the Company. Office rent incurred by the Company totaled $71,425 for the nine months ended September 30, 2007.

As of December 31, 2006, the Company owed $11,155 on an unsecured promissory note from one of its employees. During the nine months ended September 30, 2007 an additional $141,837 was advanced which increased the balance to $152,992. The note was repaid in full, together with accrued interest at twelve percent of $11,883 during September 2007, leaving no amount outstanding as at September 30, 2007.

(3)	Notes Payable

Promissory Notes

As of December 31, 2006, the Company owed an unrelated third party for three promissory notes totaling $470,000. The notes bear interest at eight percent per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On March 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. The third note matures on October 12, 2008 and includes $100,000 of principal and all related accrued interest. No amounts were repaid as of September 30, 2007. Accrued interest payable on the notes totaled $81,929 at September 30, 2007.

Wordlogic Corporation
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Notes Payable (Continued)

Promissory Notes

As of December 31, 2006, the Company owed an unrelated third party for a promissory note totaling $418,791. During the nine months ended September 30, 2007 an additional $6,720 was advanced which increased the balance to $425,511 at September 30, 2007. No amounts were repaid as of September 30, 2007. The note is unsecured, carries an eight percent interest rate and matures on March 15, 2009. Accrued interest payable on the notes totaled $40,084 at September 30, 2007.

Future maturities of the notes payable are as follows:

Year ended December 31,
2007	$-
2008	100,000
2009	795,511
$895,511

(4)	Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(5)	Shareholders’ Deficit

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

Wordlogic Corporation
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Shareholders’ Deficit (Continued)

Common Stock Sales

In July 2007, the Company conducted private placement offerings whereby it sold 50,000 units at a price of $0.40 per unit for total proceeds of $20,000 and 40,000 units at a price of $0.25 per unit for total proceeds of $10,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

In August 2007, the Company conducted private placement offerings whereby it sold 1,125,000 units at a price of $0.30 per unit for total proceeds of $337,500 and 376,000 units at a price of $0.50 per unit for total proceeds of $188,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock with 1,200,000 warrants exercisable at $1.00 per share, 176,000 at $0.75 per share and 125,000 at $0.50 per share. The warrants may be exercised over a two year period. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

In September 2007, the Company conducted private placement offerings whereby it sold 1,252,297 units at a price of $0.30 per unit for total proceeds of $375,689, 320,000 units at a price of $0.50 per unit for total proceeds of $160,000 and 200,000 units at a price of $0.65 per unit for total proceeds of $130,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock with 1,672,297 warrants exercisable at $1.00 per share and 100,000 at $0.75 per share. The warrants may be exercised over a two year period. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

In September 2007, the Company issued 80,674 shares related to the exercise of 125,000 warrants on a cashless basis.

Stock options – employees and non-employees

During the nine months ended September 30, 2007, options to purchase 326,669 shares of common stock granted in previous years vested and the Company recognized $206,297 in stock compensation expense.

Wordlogic Corporation
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock options – employees and non-employees (Continued)

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing February 21, 2007 through April 21, 2007. The options expire February 21, 2011. The Company’s quoted price on the grant date was $0.57 per share. The Company calculated the fair value of the options at $0.554, or $83,100, which is included as stock-based compensation pursuant to FASB Statement No. 123 in the nine months ended September 30, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.75%
Dividend yield	0.00%
Volatility factor	214.33%
Weighted average expected life	4 years

On April 20, 2007, the Company also granted options to purchase a total of 150,000 shares of the Company’s common stock to this consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing April 20, 2007 through June 20, 2007. The options expire April 20, 2010. The Company’s quoted price on the grant date was $0.50 per share. The company calculated the fair value of the options at $0.485, or $72,750, which is included as stock-based compensation pursuant to FASB Statement No. 123 in the nine months ended September 30, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.75%
Dividend yield	0.00%
Volatility factor	214.33%
Weighted average expected life	4 years

Wordlogic Corporation
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock Awards

The following schedule summarizes the Company’s stock awards activity for the nine months ended September 30, 2007:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining	Aggregate
	Awards Outstanding		Price	Price	Contractual	Intrinsic
	Total	Exercisable	Per Share	Per Share Life in Years		Value

Balance at January 1, 2007	7,945,770	7,199,536	$0.30 to $1.75	$1.09	2.15
Awards vested	-	326,669	$0.60 to $1.75	$0.95	2.61
Awards granted	3,813,297	3,813,297	$0.50 to $1.00	$0.91	1.91
Awards expired or cancelled	(1,830,770)	(1,830,770)	$0.30 to $0.57	$0.82
Awards exercised	(125,000)	(125,000)	$0.50	$0.50
Balance at September 30, 2007	9,803,297	9,383,732	$0.30 to $1.75	$1.07	2.52	$7,425,845

(6)	Line of Credit

The Company has available a CDN$50,000 (US$49,740 at September 30, 2007) line of credit of which CDN$50,000 (US$49,740) was unused at September 30, 2007. The interest rate on the line of credit is 2.00 percent over the bank’s prime lending rate. Interest payments are due monthly.

ITEM 2. Management Discussion and Analysis of Financial Condition / Plan of Operations

Overview

We are a software company that focuses on delivering advanced predictive text solutions designed to accelerate the entry of text and information into personal computing devices. Our target computing devices include handheld personal digital assistants (PDAs), smart phones, global positioning system (GPS), laptops, Tablet PCs, and conventional desktop computers. The Wordlogic Predictive KeyboardTM software provides a fast entry system that adapts to a user’s vocabulary and tendencies to predict the next most common letters, words, or phrases. This software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multi-lingual symbol capability and fast access to internet sites from within common software applications. In addition, this software incorporates internet search engines by which a user can highlight a word, press the search key and get the Merriam Webster Dictionary definition of the word.

We were incorporated in the State of Nevada on March 30, 1999. Our principal offices are located at 650 West Georgia Street, Suite 2400, Vancouver, British Columbia, Canada. Our fiscal year end is December 31. We have one wholly-owned subsidiary, 602531 British Columbia Ltd., which was incorporated under the laws of British Columbia on March 2, 2000 and holds our intellectual properties including our patents and trademarks. Our common stock is quoted on the OTC Bulletin Board under the symbol “WLGC.OB.”

Intellectual Property

We had filed six individual Patent applications for “Method, system and media for entering data in a personal computing device” in the United States, Canada and Europe.

On October 21, 2003 we received trademark approval for the mark “WordLogic” under Reg. No. 2,774,468 pending in the United States. A similar trademark application has been approved and registered in Canada under TMA576,700.

On March 4, 2004 European Patent No. 1171813 entitled "Data Entry for Personal Computing Devices" was granted to us by the European Patent Office. European Patent No. 1171813 has also been individually accepted in Germany, France, The United Kingdom, Italy Finland, Spain, The Netherlands and Portugal.

On August 9, 2007 the U.S. Patent and Trademark Office issued a Notice of Allowance indicating that our patent applications for “Method, system, apparatus and computer readable media for directing input associated with a keyboard-type device” have been allowed in the United States and internationally under the Patent Cooperation Treaty.

On November 6, 2007 we received approval for pioneer Patent No. 7293231 titled "Data Entry for Personal Computing Devices" from the U.S. Patent and Trademark Office.

Recent Business Activities

On July 5, 2007 we delivered the first 1,000 units of our software to Cre8txt Limited of Bolton, UK. We entered into a worldwide non-exclusive license of the WordLogic Prediction Engine with Cre8txt Limited on March 15, 2007. The Cre8txt keyboard is similar to a mobile phone keypad, and will utilize the WordLogic™ predictive text technology. The WordLogic Prediction Engine will predict text selected from a database of frequently used words, and will also be capable of translating short message service (SMS) text language into full text.

On August 13, 2007 we appointed Darrin McCormack as Chief Financial Officer and Peter Knaven as a Director. We appointed Peter Knaven as our Chief Technology Officer on November 7, 2007. Our Chief Executive Officer and President is Frank Evanshen, who has served in these positions since May 27, 2003.

Results of Operations

Revenues

Our total revenues decreased $12,455 from $15,767 for the nine months ended September 30, 2006 to $3,312 for the nine months ended September 30, 2007. Our total revenues decreased $5,423 from $6,062 for the three months ended September 30, 2006 to $639 for the three months ended September 30, 2007. The decrease in total revenues was mainly due to our decreased product sales. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since May 27, 2003 to September 30, 2007 we generated total revenues of $45,832.

Total revenues during the nine months ended September 30, 2007 consisted of $1,011 from product sales and $2,301 from royalty revenue, which respectively account for 31% and 69% of total revenues. Total revenues during the nine months ended September 30, 2006 consisted of $12,213 from product sales and $3,554 from royalty revenue, which respectively account for 77% and 23% of total revenues.

Total revenues during the three months ended September 30, 2007 consisted of ($443) from product sales and $1,082 from royalty revenue. Total revenues during the three months ended September 30, 2006 consisted of $5,145 from product sales and $917 from royalty revenue, which respectively account for 85% and 15% of total revenues.

Net Loss

We incurred net loss of $1,101,722 for the nine months ended September 30, 2007, compared to net loss of $1,750,137 for the same period in 2006. The decrease of $648,415 in net loss was a result of decreased stock-based compensation during the nine months ended September 30, 2007. We incurred net loss of $261,276 for the three months ended September 30, 2007, compared to net loss of $614,234 for the same period in 2006. Since May 27, 2003 to September 30, 2007, we incurred net loss of $4,007,540.

Our net loss per share was $0.04 for the nine months ended September 30, 2007 compared to $0.07 for the same period in 2006. Our net loss per share was $0.01 for the three months ended September 30, 2007 compared to $0.03 for the same period in 2006.

Expenses

Our total operating expenses decreased $691,556 or 40% to $1,034,926 for the nine months ended September 30, 2007 from $1,726,482 for the same period in 2006. Our total operating expenses decreased $366,284 or 61% to $237,604 for the three months ended September 30, 2007 from $603,888 for the same period in 2006. The significant decrease in total operating expenses was mainly due to decreased payments to our management and fewer consultants hired in the nine months ended September 30, 2007.

Stock-based compensation decreased $562,714 or 61% from $924,861 for the nine months ended September 30, 2006 to $362,147 for the nine months ended September 30, 2007. Stock-based compensation decreased $308,998 or 93% from $331,797 for the three-month period ended September 30, 2006 to $22,799 for the three-month period ended September 30, 2007. The decrease in stock-based compensation was mainly due to a reduction in the amount of stock-based payments in the form of options to our management and fewer consultants hired in the nine month and three month periods ended September 30, 2007.

Selling, general and administrative expenses (net of stock-based compensation) decreased $86,283 or 19% to $371,857 for the nine months ended September 30, 2007 from $458,140 for the same period in 2006. Selling, general and administrative expenses decreased $37,703 or 24% to $119,517 for the three months ended September 30, 2007 from $157,220 for the same period in 2006. The decrease in selling, general and administrative expenses was mainly due to a corresponding decrease of product sales’ revenues and a decrease of our management fees and shareholder communications expenses. The decrease in our management fees was due to reduced compensation of our Chief Financial Officer and Chief Technology Officer. Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees.

Research and development expenses were $229,497 for the nine months ended September 30, 2007 compared to $273,620 for the nine months ended September 30, 2006. The decrease of $44,123 or 16% was mostly attributed to decreased services required in the nine months ended September 30, 2007 and thus a continued reduction in costs from third-party contractors. Research and development expenses decreased $21,214 or 23% to $70,278 for the three months ended September 30, 2007 from $91,492 for the three months ended September 30, 2006.

Rent for the two periods remained relatively consistent: $71,425 for the nine months ended September 30, 2007 compared to $69,861 for the same period in 2006. Our rent expenses were $25,010 for the three months ended September 30, 2007 compared to $23,379 for the three months ended September 30, 2006.

Our interest expenses for the nine months ended September 30, 2007 were $70,108 compared to $57,443 for the same period in 2006. The increase of $12,665 or 22% was mostly attributed to an increase in the average notes payable carried over the related periods. Our interest expenses increased $7,903 or 48% to $24,311 for the three months ended September 30, 2007 from $16,408 for the three months ended September 30, 2006. Our interest expenses mainly consist of interest costs related to promissory notes, convertible notes, a line of credit, and related party advances.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $537,636 and a working capital surplus of $172,799. Our accumulated deficit was $4,007,540 at September 30, 2007. Our net loss of $1,101,722 for the nine months ended September 30, 2007 was mostly funded by our equity financing. During the nine months ended September 30, 2007, we raised $1,293,608 in equity financing. During the nine months ended September 30, 2007 our cash position increased by $522,646, mainly due to the sale of our common stock for cash.

We used net cash of $740,937 in operating activities for the nine months ended September 30, 2007 compared to net cash of $891,795 in operating activities for the same period in 2006. We did not use net cash in investing activities for the nine months ended September 30, 2007 compared to net cash of $1,155 in purchase of computers. We received net cash of $1,341,012 from financing activities for the nine months ended September 30, 2007 compared to $884,580 for the same period in 2006, primarily due to proceeds from the sale of units comprised of our common stock and warrants. The effect of exchange rates on cash was a decrease in cash of $77,429 for the nine months ended September 30, 2007. The effect of exchange rates on cash was an increase in cash of $3,077 for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007 our monthly cash requirement was approximately $82,300, compared to approximately $99,200 for the same period in 2006. At the end of the period as at September 30, 2007, we had cash of $537,636, which will cover our costs for six months according to our current monthly burn rate.

We expect to require a total of approximately $1,800,000 set out as follows to fully carry out our business plan over the next twelve months beginning November 2007.

Description	Estimated Expenses ($)
Research and development costs for the Wordlogic Predictive KeyboardTM software	350,000
Management fees	500,000
Consulting fees (including legal and auditing fees)	50,000
Rent expenses	95,000
Salaries and other costs associated with third-party contractors	300,000
Marketing expenses	50,000
Travel expenses	20,000

Investor relations costs	200,000
Accrued interests payable	95,000
Other administrative expenses	140,000
Total	1,800,000

While we are currently in relatively good short-term financial standing, we anticipate that our future revenues will be nominal and we do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We estimate that we require an additional financing of $1,212,000 (total requirements of $1,800,000 less cash of $537,636 and a line of credit of approximately $50,000) to carry out our planned business operations and expansion over the next 12 months.

We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in North America and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we are unsuccessful in raising enough money, we may not fully carry out our business plan.

Going Concern

Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products on a timely and cost-effective basis, respond to competitive developments and emerging industry standards, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

We are seeking equity financing to provide for the capital required to market our software and fully carry out our business plan. We cannot guarantee we will be successful in our business operations. A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have generated limited revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Control and Procedures

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2007, we have made the following sales of unregistered securities:

In July 2007, we issued one non-US investor 50,000 units at a price of $0.40 per unit for total proceeds of $20,000 and one non-US investor 40,000 units at a price of $0.25 per unit for total proceeds of $10,000. Each unit consisted of one share of our common stock and one warrant to purchase another share of our common stock at $0.75 per share. The warrants may be exercised over a period of one year from the date of issuance. The offering was made in reliance on exemptions from registration pursuant to Regulation S of the Securities Act of 1933.

In August 2007, we issued various non-US investors 1,125,000 units at a price of $0.30 per unit for total proceeds of $337,500 and 376,000 units at a price of $0.50 per unit for total proceeds of $188,000. Each unit consisted of one share of our common stock and one warrant to purchase another share of our common stock with 1,200,000 warrants exercisable at $1.00 per share, 176,000 at $0.75 per share and 125,000 at $0.50 per share. The warrants may be exercised over a two year period from the date of issuance. The offering was made in reliance on exemptions from registration pursuant to Regulation S of the Securities Act of 1933.

In September 2007, we issued various US and non-US investors 1,252,297 units at a price of $0.30 per unit for total proceeds of $375,689, 320,000 units at a price of $0.50 per unit for total proceeds of $160,000 and 200,000 units at a price of $0.65 per unit for total proceeds of $130,000. Each unit consisted of one share of our common stock and one warrant to purchase another share of our common stock with 1,672,297 warrants exercisable at $1.00 per share and 100,000 at $0.75 per share. The warrants may be exercised over a two year period from the date of issuance. The offering was made in reliance on exemptions from registration pursuant to Section 4(2) and Regulation S of the Securities Act of 1933.

In September 2007, we issued 80,674 shares upon the exercise of 125,000 warrants on a cashless basis. These shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On November 7, 2007 we appointed Peter Knaven as Chief Technology Officer to replace our former Chief Technology Officer, Mark Dostie.

Mr. Knaven has been our director since August 13, 2007 and has been our Senior Vice President since July 1, 2004. From 2002 to 2004, Mr. Knaven worked as a software consultant with Percomm Incorporated, a company in the business of designing and manufacturing pagers. Mr. Knaven first joined us in 2000 as a software engineer, and had been one of the chief architects of the WordLogic predictive engine until 2001. He possesses extensive knowledge of the technology, software development cycle, and has wide experience in project design and management. Mr. Knaven received his Bachelor of Science in Computer Science from HIO Higher Technical Education in Enschede, Netherlands in 1985.

We pay Mr. Knaven approximately $8,333 per month. On September 26, 2007 Mr. Knaven purchased 607,637 units from us at a price of $0.30 per unit for total proceeds of $201,191. Each unit consists of a share of our common stock and a warrant to purchase another common share at a price of $1.00 per share. On July 1, 2004 we entered into an agreement to grant to Mr. Knaven 1,000,000 options to purchase shares of our stock at a price of $0.60 per share. 100,000 options were vested immediately, while 900,000 vest monthly at 15,000 a month, beginning on July 1, 2004 and ending on July 1, 2009. On November 26, 2006 Mr. Knaven exercised 29,150 of these options for total proceeds to us of $17,490.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wordlogic Corporation
(Registrant)

/s/ Frank R. Evanshen
Date: November 9, 2007	Frank R. Evanshen
Director , President, Chief Executive Officer,

/s/ Darrin McCormack
Date: November 9, 2007	Darrin McCormack
Chief Financial Officer, Principal Accounting Officer