Form 10-K
period 2007-12-31
WORDLOGIC CORP
filed 2008-04-04
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________.

Commission file number 000-32865

WORDLOGIC CORPORATION (Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation of Organization)

650 West Georgia Street, Suite 2400 Vancouver, British Columbia, Canada V6B 4N7
(Address of principal executive offices) (ZIP Code)

88-0422023 (I.R.S. Employer Identification No.) (604) 257-3660 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 29, 2007 (computed by reference to the latest price at which the common equity was sold; $0.40): $5,030,867.20

Number of common shares outstanding at March 28, 2008: 28,359,617

PART I

Item 1. Description of Business Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Wordlogic" mean Wordlogic Corporation, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a software company that focuses on delivering advanced predictive text solutions designed to accelerate the entry of text and information into personal computing devices. Our target computing devices include handheld personal digital assistants (PDAs), smart phones, global positioning system (GPS), laptops, Tablet PCs, and conventional desktop computers. The Wordlogic Predictive KeyboardTM software provides a fast entry system that adapts to a user’s vocabulary and tendencies to predict the next most common letters, words, or phrases. This software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multilingual symbol capability and fast access to internet sites from within common software applications. In addition, this software incorporates internet search engines by which a user can highlight a word, press the search key and get the Merriam Webster Dictionary definition of the word.

We were incorporated in the State of Nevada on March 30, 1999 under the original name of The American West.com, Inc. Pursuant to an agreement and plan of merger dated as of March 11, 2003, we merged with and acquired the assets of Wordlogic Corporation, a Delaware corporation. In anticipation of the closing of the merger, we changed our name to Wordlogic Corporation. Wordlogic Corporation, the public Nevada company was the surviving corporation after the merger.

Our principal offices are located at 650 West Georgia Street, Suite 2400, Vancouver, British Columbia, Canada. Our fiscal year end is December 31. We have one wholly-owned subsidiary, 602531 British Columbia Ltd., which was incorporated under the laws of British Columbia on March 2, 2000 and holds our intellectual properties including our patents and trademarks. Our common stock is quoted on the OTC Bulletin Board under the symbol “WLGC.OB.” We maintain a website at www.wordlogic.com.

During the fiscal year ended December 31, 2007 we have not been party to any bankruptcy, receivership or similar proceedings and we have not had any material reclassifications, mergers, consolidations or purchases or sales of significant amounts of our assets.

Business Development

On January 9, 2007 we developed a new text entry/text messaging input solution for cell phones utilizing our patent pending prediction engine. This new solution for cell phones is more efficient, user friendly and provides a more compelling text entry interface for users than our existing solutions. In addition, the functionality and configuration of the technology can be expanded and/or modified to suit a user's or manufacturers' specific needs.

On February 27, 2007 we retained Mr. Gordon Friesen to act as an advisor to access capital for us. Mr. Friesen was retained to provide us with access to an extensive database of accredited investors, stock brokers, and money managers and will make introductions to potential funding sources for our software development and patent-application activities. He also coordinated our presence in the investment community as well as professional sales support from his team of technology professionals.

On March 15, 2007 we entered into a worldwide non-exclusive license with Cre8txt Limited of Bolton, United Kingdom. Cre8txt has developed a keyboard utilizes the skills of people who already use SMS (Short Message Service) texting on mobile phones. Texting has become popular in Europe, North America and Asia. SMS specific abbreviations have been developed which allow certain, experienced users to actually type text faster using a numerical keyboard layout rather than using a traditional computer QWERTY keyboard. The Cre8txt keyboard is similar to a mobile phone keypad, and will utilize the WordLogic(TM) predictive text technology. The WordLogic Prediction Engine is a powerful software tool which will predict text selected from a database of frequently used words, and will also be capable of translating SMS Text language into full text. On July 5, 2007 we delivered the first 1,000 units of our software to Cre8txt Limited of Bolton, UK.

On August 13, 2007 we appointed Darrin McCormack as Chief Financial Officer and Peter Knaven as a director. On November 7, 2007 we appointed Peter Knaven as Chief Technology Officer to replace our former Chief Technology Officer, Mark Dostie.

On November 6, 2007 we were granted, through our subsidiary 602531 British Columbia Ltd., U.S. Patent No. 7,293,231, titled “Data Entry for Personal Computing Devices”, from the U.S. Patent and Trademark Office. On January 9, 2008 we were granted our second European patent. European Patent No. 1356368 was granted to us by the European Patent Office for the invention: “Data Entry Method and System For Personal Computer, And Corresponding Computer Readable Medium.”

The following is a detailed description of our technologies and products:

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

Internet Search Engines

The user is working on a memo in Microsoft Word™. The user types "The myopic view of management…" and wants the definition of the word "myopic." Typically, the user would have to exit Microsoft Word™, launch a web browser, go to an online dictionary web site such as Merriam Webster and enter the word "myopic" in the search box. In this case, using the WordLogic Predictive Keyboard, the user simply highlights the word "myopic", presses the search key and the Merriam Webster definition immediately appears.

This process, which is unique to WordLogic's software, saves time and improves productivity.

The myopic view of management

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

6

Intellectual Property

We own the copyright of all of the contents of our website, www.wordlogic.com.

We have filed six individual patent applications for “Method, system and media for entering data in a personal computing device” in the United States, Canada and Europe.

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

On November 6, 2007 we received approval for pioneer Patent No. 7293231 titled "Data Entry for Personal Computing Devices" from the U.S. Patent and Trademark Office. U.S. Patent No. 7,293,231 relates to various methods, systems, devices and computer-readable media for use in connection with computer-assisted data entry. We have also six additional patent applications pending in the U.S. Patent and Trademark Office in connection with U.S. Patent No. 7,293,231 – three divisional patent applications (US11/133,779, US11/134,759 and US11/134,810) and three continuation applications (US11/871,887, US11/871,900 and US11/871,904). These six additional patent applications have further claims directed to various aspects of computer-assisted data entry. These additional patent applications are in the name of our subsidiary 602531 British Columbia Ltd., and are based on and claim the benefit of U.S. Patent No. 7,293,231.

On January 9, 2008 we were granted our second European patent. European Patent No. 1356368 was granted to us by the European Patent Office for the invention: “Data Entry Method and System For Personal Computer, And Corresponding Computer Readable Medium.”

A copy of our patents can be obtained from the USPTO web site, located at www.uspto.gov or visit our web site at www.wordlogic.com to obtain a direct link to the patents.

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. We have spent respectively $419,705 and $351,221 on research and development for the fiscal years ended December 31, 2007 and 2006.

Since our inception, we have devoted significant resources to develop our software solutions and technologies. We believe that our future success will depend, in large part, on our ability to develop new product offerings and enhance and extend the features of our existing products. Our product development organization is responsible for core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms and key computing devices. We currently have research and development operations in Vancouver, British Columbia. We have devoted and expect to continue to devote substantial resources to our research and development activities.

Employees

We currently have three employees and they are all employed on a full time basis.

Additionally, we engage various consultants in the areas of management, legal, accounting and software development.

Legislation and Government Regulation

Because we sell products through the Internet, we may be subject to rules and regulations around the world which affect business transacted on the Internet. The laws and regulations that govern our Internet commerce change rapidly. Also, because we carry on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for our Canadian operations. The following laws and regulations applicable to Internet commerce and intellectual properties are relevant to our business:

Intellectual Property. Copyrighted material that we develop, as well as our trade mark and patents are important to our business prospects. On October 21, 2003 we received trademark approval for the mark “WordLogic” under Reg. No. 2,774,468 pending in the United States. A similar trademark application has been approved and registered in Canada under TMA576,700. To date, we have received two European patents. On November 6, 2007 we received approval for pioneer Patent No. 7293231 titled "Data Entry for Personal Computing Devices" from the U.S. Patent and Trademark Office. We have also six additional patent applications pending in the U.S. Patent and Trademark Office in connection with U.S. Patent No. 7,293,231 However, these actions may be inadequate. We principally rely upon trademark, copyright, patent, trade secret and contract law to protect our proprietary rights. We generally intend to enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our products, content and other proprietary information.

Privacy Law. The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, COPPA was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology.

The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome. While the temporary “sliding scale implementation was due to expire on April 21, 2002, on October 31, 2001, the FTC extended the implementation period through April 21, 2005.

The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements is costly and will likely dissuade some of our customers. While we will attempt to be fully compliant with the FTC requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA. If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

Moreover, we have posted a privacy policy pertaining to all users and visitors to our web site. By doing so, we will subject ourselves to the jurisdiction of the FTC. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC. It is also possible that users or visitors could try to recover damages in a civil action as well.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, regulation on what websites contain, and sales and use tax. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We intend to conduct e-commerce on our web sites, and through affiliated web sites. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

Sales Tax. The tax treatment of goods sold over the Internet is currently unsettled. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium expired on November 1, 2003 and has not been re-enacted. At least some state legislatures that will convene during early 2004 have indicated that they will move to expand their sales taxes to cover Internet commerce, if the ITFA is not reinstated. Imposing state sales taxes on Internet-based commerce would adversely affect our business.

Environmental Law. To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 650 West Georgia Street, Suite 2400 Vancouver, British Columbia, Canada V6B 4N7. We rent office space from MCC Meridian Capital Corp, a company controlled by our President, on a month-to-month basis. Monthly lease payments vary based on the amount of office space utilized by us. Office rent incurred by us totaled $97,853 and $92,068 during the fiscal years ended December 31, 2007 and 2006, respectively. Research, marketing, testing, management and administrative support currently take place at this office. On March 1, 2008 we renewed our lease for a term of 2 years. Our lease payments will be approximately $12,066 plus taxes for the first six months of the term and approximately $13,846 plus taxes for the remainder of the 2 year term.

Item 3. Legal Proceedings

As of March 31, 2008, we are not party to any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “WLGC.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
Fourth Quarter, 2007	4.38	1.29
Third Quarter, 2007	2.24	0.21
Second Quarter, 2007	0.58	0.23
First Quarter, 2007	0.70	0.36
Fourth Quarter, 2006	0.70	0.47
Third Quarter, 2006	0.79	0.45
Second Quarter, 2006	0.75	0.52
First Quarter, 2006	0.94	0.60

Holders

There were approximately 91 holders of record of our common stock as of March 28, 2008. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of December 31, 2007, these were the securities authorized for issuance under our equity compensation plans.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	0	0	0
Equity compensation
plans not approved by
security holders	4,835,850	$1.04	2,985,000
Total	4,835,850	$1.04	2,985,000

We have adopted two separate equity compensation plans for employees, officers and directors under which we are authorized to issue options to purchase our common shares. The exercise price, amount of shares and the expiry of the option are determined by the issuance committee whose functions are currently performed by our Board of Directors. The first plan is dated February 15, 2001, and pursuant to it we are authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, and pursuant to it we are authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. We currently have 185,000 and 2,800,000 stock options remaining for issuance under the 2001 and 2005 plans, respectively, for a total remaining of 2,985,000 as at December 31, 2007.

Recent Sales of Unregistered Securities

From January 1, 2007 to December 31, 2007, we made the following sales of unregistered securities:

On February 21, 2007, we granted options to purchase a total of 150,000 shares of our common stock to a consultant. The options carry an exercise price of $0.50 per share and vest monthly commencing February 21, 2007 through April 21, 2007. The options expire February 21, 2011. Our quoted price on the grant date was $0.57 per share. We calculated the fair value of the options at $0.36, or $54,042. These options were issued without a prospectus in reliance upon Section 4(2) of the Securities Act of 1933.

In March 2007, we issued 125,000 units at a price of $.50 per unit for total proceeds of $62,500 to various investors. Each unit consisted on one share of our common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. These units were issued without a prospectus in reliance upon Section 4(2) and Regulation S of the Securities Act of 1933.

On April 20, 2007, we granted options to purchase a total of 150,000 shares of our common stock to one of our consultants. The options carry an exercise price of $0.50 per share and vest monthly, in equal amounts, commencing April 20, 2007 through June 20, 2007. The options expire April 20, 2010. Our quoted price on the grant date was $0.50 per share. We calculated the fair value of the options at $0.26, or $39,516. These shares were issued without a prospectus in reliance upon Section 4(2) of the Securities Act of 1933.

In May 2007, we issued 25,000 units at a price of $0.40 per unit for total proceeds of $10,000 to various investors. Each unit consisted of one share of our common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. These units were issued without a prospectus in reliance upon Section 4(2) and Regulation S of the Securities Act of 1933.

In July 2007, we issued one non-US investor 50,000 units at a price of $0.40 per unit for total proceeds of $20,000 and one non-US investor 40,000 units at a price of $0.25 per unit for total proceeds of $10,000. Each unit consisted of one share of our common stock and one warrant to purchase another share of our common stock at $0.75 per share. The warrants may be exercised over a period of one year from the date of issuance. These units were issued without a prospectus in reliance upon Regulation S of the Securities Act of 1933.

In August 2007, we issued various non-US investors 1,125,000 units at a price of $0.30 per unit for total proceeds of $337,500 and 376,000 units at a price of $0.50 per unit for total proceeds of $188,000. Each unit consisted of one share of our common stock and one warrant to purchase another share of our common stock with 1,200,000 warrants exercisable at $1.00 per share, 176,000 at $0.75 per share and 125,000 at $0.50 per share. The warrants may be exercised over a two year period from the date of issuance. These units were issued without a prospectus in reliance upon Regulation S of the Securities Act of 1933.

In September 2007, we issued various US and non-US investors 1,252,297 units at a price of $0.30 per unit for total proceeds of $375,689, 320,000 units at a price of $0.50 per unit for total proceeds of $160,000 and 200,000 units at a price of $0.65 per unit for total proceeds of $130,000. Each unit consisted of one share of our common stock and one warrant to purchase another share of our common stock with 1,672,297 warrants exercisable at $1.00 per share and 100,000 at $0.75 per share. The warrants may be exercised over a two year period from the date of issuance. These units were issued without a prospectus in reliance upon Section 4(2) and Regulation S of the Securities Act of 1933.

In September 2007, we issued 80,674 shares upon the exercise of 125,000 options on a cashless basis. These units were issued without a prospectus in reliance on the exemptions from registration under Section 4(2) of the Securities Act of 1933.

On November 21, 2007 we granted a non US employee, options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $1.85 per share. The options vested immediately upon being granted. The options will expire on November 21, 2010. These options were issued without a prospectus in reliance upon Regulation S of the Securities Act of 1933.

On December 1, 2007, we granted a consultant, options to purchase a total of 250,000 shares of our common stock at an exercise price of $0.60 per share. The options will vest monthly commencing December 1, 2007 through February 1, 2009. The options will expire on November 30, 2010. These units were issued without a prospectus in reliance upon Section 4(2) of the Securities Act of 1933.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Additionally, the investors were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $23,251 and a working capital deficit of $447,570. Our accumulated deficit was $4,540,142 at December 31, 2007. Our net loss of $4,540,142 since May 27, 2003 to December 31, 2007 was mostly funded by our equity financing and related party loans. During the fiscal year ended December 31, 2007, we raised $1,318,689 in equity financing. During the fiscal year ended December 31, 2007 our cash position increased by $8,261, mainly due to the sale of our common stock for cash.

We used net cash of $1,064,804 in operating activities for the fiscal year ended December 31, 2007 compared to net cash of $1,056,356 in operating activities for the same period in 2006. We used net cash of $3,546 in investing activities for the fiscal year ended December 31, 2007 compared to net cash of $1,132 for the same period in 2006. Our investing activities were mainly the purchase of computers and furniture. We received net cash of $1,125,685 from financing activities for the fiscal year ended December 31, 2007 compared to $1,041,873 for the same period in 2006, primarily due to proceeds from the sale of equity securities. During the fiscal year ended December 31, 2007 our monthly cash requirement was approximately $89,000, compared to approximately $88,000 for the same period in 2006.

The effect of exchange rates on cash was a decrease in cash of $49,074 for the fiscal year ended December 31, 2007. The effect of exchange rates on cash was an increase in cash of $4,940 for the fiscal year ended December 31, 2006. This was due to the decrease in value of the US dollar.

We expect to require a total of approximately $1,625,000 set out as follows to fully carry out our business plan over the next twelve months beginning April 2008. Our expenditures for the next twelve months include:

Description	Estimated Expenses ($)
Research and development costs for the Wordlogic Predictive KeyboardTM software	350,000
Management fees	500,000
Consulting fees (including legal and auditing fees)	100,000
Rent expenses	160,000
Salaries and other costs associated with third-party contractors	150,000
Marketing expenses	50,000
Travel expenses	20,000
Investor relations costs	60,000
Accrued interest expense	95,000
Other administrative expenses	140,000
Total	1,625,000

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

We estimate that we require an additional financing of approximately $1,552,000 (total requirements of $1,625,000 less cash of $23,251 and a line of credit of approximately $50,000) to carry out our planned business operations and expansion over the next 12 months.

During the year ended December 31, 2005, we received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at 8% per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On June 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. During the year ended December 31, 2006, we received proceeds of $100,000 on a third unsecured promissory note, also bearing interest at 8% per annum, maturing October 12, 2008. No amounts were repaid as of December 31, 2007. Accrued interest payable on the notes totalled $91,406 at December 31, 2007.

During the year ended December 31, 2006, we received proceeds of $436,500 pursuant to an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007, an additional $6,720 was advanced and $60,000 was repaid, leaving a balance of $365,511 owing as at December 31, 2007. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $47,454 at December 31, 2007. Subsequent to December 31, 2007, we repaid $160,000 towards the note.

Interest expense on the notes during the years ended December 31, 2007 and 2006 totaled $70,229 and $50,179, respectively.

We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we are unsuccessful in raising enough money, we may not fully carry out our business plan.

Results of Operations

Revenues

Our total revenues decreased $12,978 from $17,515 for the fiscal year ended December 31, 2006 to $4,537 for the fiscal year ended December 31, 2007. The decrease in total revenues was mainly due to our decreased product sales. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since May 27, 2003 to December 31, 2007 we generated total revenues of $47,057.

Total revenues during the fiscal year ended December 31, 2007 consisted of $1,161 from product sales and $3,376 from royalty revenue, which respectively account for 26% and 74% of total revenues. Total revenues during the fiscal year ended December 31, 2006 consisted of $14,300 from product sales and $3,215 from royalty revenue, which respectively account for 82% and 18% of total revenues.

Net Loss

We incurred net loss of $1,634,324 for the fiscal year ended December 31, 2007, compared to net loss of $2,214,823 for the same period in 2006. The decrease of $580,499 in net loss was largely the result of decreased stock-based compensation during the fiscal year ended December 31, 2007. We incurred loss of $1,438,086 from operations for the year ended December 31, 2007, compared to loss of $2,155,808 from operations for the same period in 2006. Since May 27, 2003 to December 31, 2007, we incurred loss from operations of $5,775,306 and a net loss of $4,540,142.

Our net loss per share was $0.07 for the fiscal year ended December 31, 2007 compared to $0.09 for the same period in 2006.

Expenses

Our total operating expenses decreased $730,700 or 34% to $1,442,623 for the fiscal year ended December 31, 2007 from $2,173,323 for the same period in 2006. The significant decrease in total operating expenses was mainly due to decreased payments to our management and fewer consultants hired in the fiscal year ended December 31, 2007. Since May 27, 2003 to December 31, 2007 our total operating expenses were $5,822,363, including $364,726 in rent, $4,088,821 in selling, general and administrative expenses, and $1,368,816 in research and development.

Our selling, general and administrative expenses consist of stock-based compensation, interest expenses, bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees. Selling, general and administrative expenses decreased $804,969 or 47% to $925,065 for the fiscal year ended December 31, 2007 from $1,730,034 for the same period in 2006. The significant decrease in selling, general and administrative expenses during the fiscal year ended December 31, 2007 was mainly due to a corresponding decrease of product sales’ revenues and a decrease of our stock-based compensation and shareholder communications expenses. The decrease in stock-based compensation was mainly due to a reduction in the amount of stock-based payments in the form of options to our management and fewer consultants hired in the fiscal year ended December 31, 2007.

Research and development expenses were respectively $419,705 and $351,221 for the fiscal year ended December 31, 2007 and 2006. Research and development expenses increased $68,484 or 19% was mostly attributed to our increased costs to enhance and extend the features of our existing software solutions in the fiscal year ended December 31, 2007.

Rent for the two periods remained relatively consistent: $97,853 for the fiscal year ended December 31, 2007 compared to $92,068 for the same period in 2006.

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

These factors raise concerns about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our fiscal year end is December 31.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1 at the end of this Annual Report on Form 10-K..

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2007 and and December 31, 2006.

3.	Consolidated Statements of Operations for each of the two years ended December 31, 2007 and and December 31, 2006.

4.	Consolidated Statements of Stockholder’s Equity and Comprehensive Income for each of the two years ended December 31, 2007 and and December 31, 2006.

5.	Consolidated Statements of Cash Flows for each of the two years ended December 31, 2007 and December 31, 2006.

6.	Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 14, 2008 we changed our independent registered accounting firm from Cordovano and Honeck LLP to Manning Elliott LLP due to the inability of Cordovano and Honeck LLP to meet the Section 203 requirements of the Sarbanes-Oxley Act regarding periodic partner rotation. Our change in independent registered accounting firm was not the result of any disagreements with Cordovano and Honeck LLP on accounting and financial disclosure. Our audited financial statements for the fiscal year ended December 31, 2007 have been included in this annual report in reliance upon Manning Elliott, LLP, as experts in accounting and auditing. Our audited financial statements for the fiscal year ended December 31, 2006 have been included in this annual report in reliance upon Cordovano and Honeck LLP, as experts in accounting and auditing.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We did not maintain a sufficient complement of personnel with an appropriate level of technical knowledge of U.S. generally accepted accounting principles (“US GAAP”) including financial statement footnote disclosures, experience in the application of US GAAP commensurate with our financial accounting and reporting requirements.. This material weakness, if not remediated, has the potential to cause a material misstatement in the future.

2. Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process.  A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

3. We, in certain instances, lacked the technical expertise and processes to ensure compliance with SFAS No. 123R, Share Based Payments, and did not maintain adequate controls with respect to properly evaluating the accounting treatment on a timely basis. This material weakness if not remediated, has the potential to cause a material misstatement in the future.

4. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have an audit committee however it is not independent. There is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2008. A whistleblower policy is not necessary given the small size of the organization.

5. There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. We have software based controls in place which prevent double entries and provides other detective control mechanisms such as account reconciliations.

6. There is no segregation of duties between cash management and cash account reconciliations which may result in misappropriation of funds.

The recommendations to remediate these deficiencies are as follows:

1. Obtain an outside consulting firm or individual knowledgeable in US GAAP for assistance in the preparation of annual and interim financial statements including accounting for share based payments.

2. Segregate the tasks of cash account reconciliations and deposits of cash made to our bank account.

3. Consider implementing a corporate server to back up all corporate records on a periodic basis and enhancing preventative and detective IT system controls.

4. Appoint a minimum of three independent directors to the board of directors and then to the audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007.

Item 9B. Other Information None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2007.

Name and Age	Position(s) Held in	Tenure	Other Public Company
	Wordlogic		Directorships
	Corporation		Held by Director
Frank R. Evanshen, 59	Director, President, and Chief Executive Officer	From May 27, 2003 to present	None
Darrin McCormack, 42	Chief Financial Officer	From August 13, 2007 to present	None
Peter Knaven, 45	Director	From August 13, 2007 to present	None
	Senior Vice President	From July 1, 2004 to present
	Chief Technology Officer	From November 7, 2007 to present
T. Allen Rose, 51	Director, Secretary and Treasurer	May 27, 2003 to present	None
David Stirling, 62	Executive Vice President	November 16, 2004 to present	None

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within our Bylaws, as pertaining to vacancies, shall hold office until a successor is elected and qualified. There any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Frank R. Evanshen was the President, Chief Executive Officer and a director of Wordlogic Corporation since October 2001. Upon the closing of our merger with Wordlogic Corporation on May 27, 2003 Mr. Evanshen was appointed as our President, Chief Executive Officer and a director. Mr. Evanshen has been a venture capitalist and merchant banker for over 25 years and has extensive experience in raising capital for private and public ventures. He received his Bachelor of Arts from Loyola College in Montreal in 1970.

Darrin McCormack has been our Chief Financial Officer since August 13, 2007. Mr. McCormack is a Certified General Accountant and Certified Fraud Examiner and is the managing partner in the firm D. McCormack, & Company Inc, CGA’s from July 1995 to present. D. McCormack, & Company Inc. is a registered participant with the Canadian Public Accountability Oversight Board. Mr. McCormack has been a CGA in public practice since 1988. He received his diploma in Financial Accounting from Malaspina College in Nanaimo, BC in 1986.

Peter Knaven has served as our Senior Vice President since July 1, 2004, as our Chief Technology Officer since November 7, 2007, and a director since August 13, 2007. From 2002 to 2004, Mr. Knaven worked as a software consultant with Percomm Incorporated, a company in the business of designing and manufacturing pagers. Mr. Knaven first joined Wordlogic Corporation in 2000 as a software engineer, and had been one of the chief architects of the WordLogic predictive engine until 2001. He possesses extensive knowledge of the technology, software development cycle, and has wide experience in project design and management. Mr. Knaven received his Bachelor of Science in Computer Science from HIO Higher Technical Education in Enschede, Netherlands in 1985.

T. Allen Rose has served as the director, Secretary and Treasurer of Wordlogic Corporation since October 2001. Upon the closing of our merger with Wordlogic Corporation on May 27, 2003 Mr. Rose was appointed as our Chief Financial Officer, Secretary, Treasurer and a director. Mr. Rose resigned as our Chief Financial Officer on August 13, 2007. Mr. Rose is a Chartered Accountant and has been in senior financial management for numerous private and public companies since 1983. He received his Bachelor of Commerce in Finance & Accounting from McMaster University in Hamilton, ON in 1979.

Dr. David Stirling has served as our Executive Vice President of Business Development since November 16, 2004. Since before 2003, Dr. Stirling has been the Principal of Kyuquot Elementary Secondary School and Director of the Houpsitas Adult Learning Center in Kyuquot, British Columbia. Throughout his career, Dr Stirling has been developing individual education programs for students with learning difficulties. Dr. Stirling holds a Masters degree in Education from George Washington University and a PhD in Kinesiology from the University of Saskatchewan.

Significant Employees

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2007 were filed with the exception of reports to be filed by David Stirling. However, some were filed late.

Code of Ethics

We have adopted a code of ethics that applies to our senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is included, by reference, as an exhibit to our annual report on Form 10-KSB filed with the SEC on April 14, 2005.

If any amendments are made to the code of ethics or our management grants any waiver, including any implicit waiver, from a provision of the code to any senior officers, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Audit Committee

We established a separately-designated standing audit committee on February 19, 2008. The committee consists of Darrin McCormack, our Chief Financial Officer, Peter Knaven, our Director, Senior Vice President and Chief Technology Officer, as well as T. Allen Rose, our Director, Secretary and Treasurer.

Darrin McCormack is the financial expert serving on our audit committee, but as he also serves as our Chief Financial Officer, he is not an independent member of our committee.

The OTC BB on which we list does not have any independence requirements for the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Item 11. Executive Compensation

The following table sets forth, as of December 31, 2007, compensation awarded to our Principal Executive Officer (PEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Frank	2006	nil	nil	nil	$383,600	nil	nil	$176,412 (1)	$560,012
Evanshen
President,
CEO and	2007	nil	nil	nil	$63,933	nil	nil	$187,496 (1)	$251,429
Director
Darrin	2006	nil	nil	nil	nil	nil	nil	nil	nil
McCormack
CFO	2007	nil	nil	nil	nil	nil	nil	$16,500 (2)	$16,500
Peter
Knaven	2006	$88,206	nil	nil	$75,060	nil	nil	nil	$163,266
Senior Vice
President,
Chief
Technology	2007	$93,748	nil	nil	$75,060	nil	nil	nil	$168,808
Officer, and
Director
Mark Dostie(4)	2006	$90,170	nil	nil	nil	nil	nil	nil	$90,170
	2007	($7,174)	nil	nil	nil	nil	nil	nil	($7,174)
David
Stirling,	2006	$53,806	nil	nil	$42,172	nil	nil	nil	$95,978
Executive
Vice	2007	$32,109	nil	nil	$14,792	nil	nil	nil	$46,901
President
T. Allen Rose Former CFO (5)	2006	nil	nil	nil	$191,800	nil	nil	$73,211	$265,011
	2007	nil	nil	nil	$31,967	nil	nil	$18,170	$50,137

(1)	Represents management consulting fees paid to MCC Meridian Capital Corp. (“MCC”). MCC, a company controlled by Franklin R. Evanshen, has a management agreement with us for the services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $16,667 for the services rendered.

(2)	We entered into a consulting agreement with Darrin McCormack pursuant to which Mr. McCormack receives approximately $95 per hour for his services as our Chief Financial Officer.

(3)	Peter Knaven has an employment agreement with us for his employment as a Software Programmer and Developer. This agreement provides that Mr. Knaven is paid approximately $8,333 per month for his services. On July 1, 2004 we entered into an agreement to grant to Mr. Knaven 1,000,000 options to purchase shares of our stock at a price of $0.60 per share. 100,000 options were vested immediately, while 900,000 vest monthly at 15,000 a month, beginning on July 1, 2004 and ending on July 1, 2009. Mr.

Knaven was appointed as one of our directors on August 13, 2007.

(4)	Mark Dostie resigned as our Chief Technology Officer on November 7, 2007.

(5)	T. Allen Rose served as our Chief Financial Officer until August 13, 2007.

Option Grants
Outstanding Equity Awards at Fiscal Year End
OPTION AWARDS

	Number of	Number of	Equity	Option Exercise	Option
	Common	Common	Incentive	Price	Expiration Date
	Shares	Shares	Plan	($)
	Underlying	Underlying	Awards:
	Unexercised Unexercised		Number of
	Options	Options	Securities
	(#)	(#)	Underlying
	Exercisable	Unexercisable	Unexercised
Unearned
Name			Options
(#)
Franklin R. Evanshen	1,000,000	nil	nil	$1.75	Feb 11, 08
	600,000	nil	nil	$1.00	Apr 1, 08
Darrin McCormack	nil	nil	nil
Peter Knaven	700,850	nil	270,000	$.60	Jul 1, 11
David Stirling	100,000	nil	nil	$.60	Nov 10, 09
	50,000	nil	nil	$.70	Sep 1, 09
Mark Dostie	nil	nil	nil

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of March 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2008 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 28, 2008, there were 28,359,617 common shares, 4,835,850 stock purchase options, and 5,063,297 stock purchase warrants issued and outstanding.

Name and Address of	Title of Class	Amount and	Percent of
Beneficial Owner		Nature of	Class (2)
		Beneficial	(%)
		Ownership (1)
		(#)
Frank R. Evanshen (3)	Common	10,603,730 (4)	28
3710 Southridge Place
West Vancouver
British Columbia V7V 3H8
Darrin McCormack (5)	Common	41,300 (6)	(12)
1729 Pavenham Rd.
Cowichan Bay
British Columbia V0R 1N1
Peter Knaven (7)	Common	2,418,170 (8)	6
1924 Limerick Place
North Vancouver
British Columbia V7J 3A1
T. Allen Rose (9)	Common	0	0
724 Colborne Street
New Westminster
British Columbia
David Stirling (10)	Common	216,666 (11)
650 West Georgia Street, Suite
2400, Vancouver, BC, V6B 4N7
All Officers and Directors as a Group	Common	13,279,866	35
Harold Gunn	Common	6,054,836	16
1116 Ironwork Passage
Vancouver
British Columbia V6M 3P1

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 28,359,617 issued and outstanding shares of common stock as of March 28, 2008 plus shares issuable upon exercise of options and warrants.

(3) Frank R. Evanshen is our director, President and Chief Executive Officer.

(4) Includes 8,409,383 common shares and held under his own name, 539,347 common shares held by MCC Meridian Capital Corp., a company controlled by Frank R. Evanshen and 55,000 common shares held for Frank Evanshen’s benefit in street name as well as options and warrants to purchase 1,600,000 common shares held under his own name.

(5) Darrin McCormack was appointed as our Chief Financial Officer on August 31, 2007.

(6) Includes 21,300 common shares and warrants to purchase 20,000 common shares held directly by Darrin McCormack.

(7) Peter Knaven is our Senior Vice President and was appointed as a director on August 13, 2007. He was also appointed as Chief Technology Officer on November 7, 2007.

(8) Includes 712,587 common shares, warrants to purchase 670,637 common shares and options to purchase 970,850 common shares held under his own name; and 64,096 common shares held by Dete Contracting Ltd., a company controlled by Peter Knaven.

(9) T. Allen Rose is our director, Secretary and Treasurer.

(10) David Stirling has been our Executive Vice President since November 16, 2004.

(11) Includes 33,333 shares of our common stock and options to purchase 183,333 shares of our common stock held directly by David Stirling.

(12) Less than 1%.

Item 13. Certain Relationships, Related Transactions and Director Independence

As of December 31, 2006, we owed MCC, a private company controlled by Frank Evanshen, our President, the sum of $68,448, resulting from a series of advances for working capital purposes, which was repaid during the year ended December 31, 2007. During the year ended December 31, 2007, we advanced MCC $22,757, which is outstanding as at December 31, 2007. The advance to MCC was made in error and subsequent to December 31, 2007 was repaid in full.

30

During the years ended December 31, 2007 and 2006 we were leasing our office space from MCC, a private company controlled by Frank Evanshen, our President. Pursuant to our lease agreement our monthly lease payments were approximately $8,698. Office rent incurred us totaled $97,853 and $92,068 for the years ended December 31, 2007 and 2006, respectively. The lease agreement expired on February 20, 2008. On March 1, 2008 we renewed our lease agreement for a term of 2 years. Pursuant to this renewed lease agreement our new lease payments will be approximately $12,066 plus applicable taxes for the first six months and approximately $13,846 plus applicable taxes for the remainder of the term of the agreement.

During the year ended December 31, 2007, we incurred accounting fees of $ 16,500 with a private company controlled by Darrin McCormack, our Chief Financial Officer, of which $4,384 is outstanding as at December 31, 2007.

On June 1, 2007 we renewed our consulting agreement with MCC, pursuant to which, our President provides us with management services. The term of the agreement is one year and the monthly payment for management services is $16,667 per month.

On January 3, 2008 we granted Frank Evanshen, our President, an incentive stock option to buy 1,000,000 shares of our common stock at a price of $1.00 each. This option vested immediately upon issuance and will expire on January 3, 2013.

On February 1, 2008 we entered into a promissory note agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director, pursuant to which we received proceeds of $150,000, having a face value of $150,000 plus interest of $5,000, maturing on February 29, 2008. On March 1, 2008, we extended the maturity date of this loan to April 30, 2008.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is listed on does not have any director independence requirements.

We also do not currently have a definition of independence as the substantial majority of our directors are also employed in management positions as our officers. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott LLP for the audit of our annual financial statements for the year ended December 31, 2007 and by our former auditors, Cordovano and Honeck, LLP, for the year ended December 31, 2006 and any other fees billed for other services rendered by Manning Elliott LLP and Cordovano and Honeck, LLP during these periods. All fees are paid by US dollars.

	Year Ended December 31, 2006	Year Ended December 31, 2007
Audit fees	$19,200	$14,444
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$19,200	$14,444

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors acted as our Audit Committee until February 19, 2008 and pre-approved all audit related services in the fiscal 2007.

We established a separately-designated standing audit committee on February 19, 2008. The committee consists of Darrin McCormack, our Chief Financial Officer, Peter Knaven, our Director, Senior Vice President and Chief Technology Officer, as well as T. Allen Rose, our Director, Secretary and Treasurer.

Darrin McCormack is the financial expert serving on our audit committee, but as he also serves as our Chief Financial Officer, he is not an independent member of our committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Consulting Agreement with 658800 BC Ltd. dated February 23, 2007 (2)
10.2	Loan Agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director dated February 1, 2008
10.3	Promissory Note to Peter Knaven dated February 1, 2008
10.4	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008
10.5	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp., a private company controlled by Frank Evanshen, our President Chief Executive Officer and director, dated March 1, 2008.
14	Code of Ethics (1)
21	Subsidiaries 602531 British Columbia Ltd., which was incorporated under the laws of British Columbia on March 2, 2000
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Included as exhibits to our Form 10-KSB filed on April 14, 2005.

(2)	Included as an exhibit to our Form 10-KSB filed on April 6, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Wordlogic Corporation By: /s/ Franklin R. Evanshen
Date: April 4, 2008	Franklin R. Evanshen President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Franklin R. Evanshen	President, Chief Executive	April 4, 2008
Franklin R. Evanshen	Officer, Director

/s/ Darrin McCormack	Chief Financial Officer	April 4, 2008
Darrin McCormack	Principal Accounting Officer

/s/ T. Allen Rose	Secretary, Treasurer	April 4, 2008
T. Allen Rose	Director

/s/ Peter Knaven	Director, Senior Vice	April 4, 2008
Peter Knaven	President, Chief Technology
Officer

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2007

Index
Report of Independent Registered Public Accounting Firm by Cordovano and Honeck LLP	F-1
Report of Independent Registered Public Accounting Firm by Manning Elliott LLP	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Stockholders’ Deficit	F-6-7
Notes to the Consolidated Financial Statements	F-8

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

/s/ Cordovano and Honeck LLP
Englewood, Colorado
March 27, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of WordLogic Corporation (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of WordLogic Corporation (A Development Stage Company) as of December 31, 2007 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the year then ended and accumulated for the period from May 27, 2003 (Date of Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation (A Development Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and accumulated for the period from May 27, 2003 (Date of Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and accumulated operating losses. The Company will need additional equity and/or debt financing to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

Vancouver, Canada

March 28, 2008

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2007	2006
Assets
Current Assets
Cash	$ 23,251	$ 14,990
Accounts receivable	170	–
Goods and services tax receivable	38,477	6,433
Employee advances	2,606	9,528
Due from related parties (Note 5)	23,708	–
Total Current Assets	88,212	30,951
Property and equipment (Note 3)	18,171	19,679
Total Assets	$ 106,383	$ 50,630
Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$ 32,328	$ 63,068
Accounts payable	127,466	85,402
Line of credit (Note 4)	14,123	42,905
Indebtedness to related parties (Note 5)	4,447	79,603
Accrued expenses	2,660	6,908
Accrued interest	254,758	68,631
Current portion of long-term debt (Note 6)	100,000	–
Total Current Liabilities	535,782	346,517
Long Term Debt
Notes payable (Note 6)	735,511	888,791
Total Liabilities	1,271,293	1,235,308
Going Concern (Note 1)
Commitments (Note 10)
Subsequent Events (Note 11)
Stockholders’ Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 28,102,617 and	28,103	24,482
24,481,584 shares issued and outstanding, respectively (Note 7)
Additional paid-in capital	6,077,623	4,323,162
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(4,540,142)	(2,905,818)
Accumulated other comprehensive loss	(465,640)	(361,650)
Total Stockholders’ Deficit	(1,164,910)	(1,184,678)
Total Liabilities and Stockholders’ Deficit	$ 106,383	$ 50,630

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Accumulated
	from May 27,
	2003 (Date of
	Inception) to	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2007	2006
Revenues
Product sales	$ 15,461	$ 1,161	$ 14,300
Royalty revenue	31,596	3,376	3,215
Total Revenues	47,057	4,537	17,515
Operating expenses
Rent, related party (Note 5)	364,726	97,853	92,068
Selling, general and administrative (Note 5)	4,088,821	925,065	1,730,034
Research and development	1,368,816	419,705	351,221
Total Operating Expenses	5,822,363	1,442,623	2,173,323
Loss from Operations	(5,775,306)	(1,438,086)	(2,155,808)
Other income (expenses)
Interest income	1,760	–	–
Interest expense:
Related parties	(54,806)	(12,210)	–
Amortization of discount on convertible note	(145,243)	–	(9,757)
Other notes, advances and amounts	(374,048)	(184,028)	(67,070)
Gain on derivative liability	142,861	–	17,812
Gain on settled payables	64,640	–	–
Loss Before Income Taxes and Extraordinary Item	(6,140,142)	(1,634,324)	(2,214,823)
Income tax provision	–	–	–
Loss Before Extraordinary Item	(6,140,142)	(1,634,324)	(2,214,823)
Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–
Net Loss	$ (4,540,142)	$ (1,634,324)	$ (2,214,823)
Basic and diluted loss per share		$ (0.07)	$ (0.09)
Weighted average common shares outstanding		25,133,000	23,797,000

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Accumulated
	from May 27,
	2003 (Date of
	Inception) to	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2007	2006
Cash flows from operating activities:
Net loss	$ (4,540,142)	$ (1,634,324)	$ (2,214,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,861	8,426	9,052
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	1,786,642	439,328	1,132,512
Amortization of debt discount	145,243	–	9,757
Gain on derivative liability	(142,861)	–	(17,812)
Changes in current assets and liabilities:
Receivables	(21,240)	(28,763)	7,936
Employee advances	(2,240)	7,954	(8,027)
Bank overdraft	27,789	(38,691)	63,068
Accounts payable and accrued liabilities	(352,493)	20,191	(23,312)
Accrued interest payable	130,733	161,075	(14,707)
Net cash used in operating activities	(2,875,251)	(1,064,804)	(1,056,356)
Cash flows from investing activities:
Purchases of equipment	(26,121)	(3,546)	(1,132)
Net cash used in investing activities	(26,121)	(3,546)	(1,132)
Cash flows from financing activities:
Proceeds from related party advances	544,970	–	259,169
Repayment of related party advances	(588,033)	(82,477)	(260,988)
Proceeds from promissory notes issued to related parties	261,509	–	11,115
Repayment of related party promissory notes	(493,940)	–	–
Advances to related parties	(23,708)	(23,708)	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	(418,634)
Proceeds from other promissory note	913,220	6,720	536,500
Repayment of other promissory notes	(374,076)	(60,000)	(17,709)
Payments on capital lease obligation	(12,360)	–	–
Proceeds from line of credit	42,905	–	42,905
Repayment of line of credit	(33,604)	(33,604)	–
Proceeds from stock options exercised	53,880	65	47,515
Proceeds from sale of common shares	2,700,689	1,318,689	842,000
Net cash provided by financing activities	2,977,916	1,125,685	1,041,873
Effect of exchange rate changes on cash	(54,823)	(49,074)	4,940
Net change in cash	21,721	8,261	(10,675)
Cash, beginning of period	1,530	14,990	25,665
Cash, end of period	$ 23,251	$ 23,251	$ 14,990
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ –	$ –	$ –
Cash paid for interest	$ 194,063	$ 17,557	$ 6,554

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(Expressed in US Dollars)

					Deficit
					Accumulated	Accumulated
			Additional		During	Other
	Common Stock		Paid-In	Accumulated	Development	Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$
Balance, May 27, 2003 (inception), prior to
reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com,
Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	(270,371)	(270,371)
Comprehensive loss	–	–	–	–	–	–	(678,398)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services
and payables	88,000	88	47,369	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	(97,095)	(97,095)
Comprehensive income	–	–	–	–	–	–	841,501
Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	(2,930)	(2,930)
Comprehensive loss	–	–	–	–	–	–	(1,224,494)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common
stock and one warrant ($0.60/share - Note 7)	570,000	570	341,430	–	–	–	342,000
Common stock options exercised ($0.30/share -
Note 7)	100,000	100	29,900	–	–	–	30,000
Common stock options exercised ($0.60/share -
Note 7)	29,150	30	17,460	–	–	–	17,490
Sale of units consisting of one share of common
stock and one warrant ($0.50/share - Note 7)	1,000,000	1,000	499,000	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	4,940	4,940
Comprehensive loss	–	–	–	–	–	–	(2,209,883)
Balance, December 31, 2006	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(Expressed in US Dollars)

					Deficit
					Accumulated	Accumulated
			Additional		During	Other
	Common Stock		Paid-In	Accumulated	Development	Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$
Balance, December 31, 2006 (continued)	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common
stock and one warrant ($0.65/share - Note 7)	200,000	200	129,800	–	–	–	130,000
Sale of units consisting of one share of common
stock and one warrant ($0.50/share - Note 7)	821,000	821	409,679	–	–	–	410,500
Sale of units consisting of one share of common
stock and one warrant ($0.40/share - Note 7)	75,000	75	29,925	–	–	–	30,000
Sale of units consisting of one share of common
stock and one warrant ($0.30/share - Note 7)	2,377,297	2,377	710,812	–	–	–	713,189
Sale of units consisting of one share of common
stock and one warrant ($0.25/share - Note 7)	40,000	40	9,960	–	–	–	10,000
Exercise of warrants ($1.25/share - Note 7)	20,000	20	24,980	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	(103,990)	(103,990)
Comprehensive loss	–	–	–	–	–	–	(1,738,314)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Nature of Operations

WordLogic Corporation (the “Company” or “WLC”), formerly TheAmericanWest.com, Inc., was incorporated under the laws of the State of Nevada on March 30, 1999. The Company’s primary business is the development and commercialization of data entry software for handheld computing devices. Its headquarters is located in Vancouver, BC, Canada.

Reverse Merger

On March 11, 2003, WLC entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation-private company (“WCPC”), a British Columbia, Canada corporation. On May 27, 2003, WLC issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WCPC, and the two companies merged. This merger has been treated as a recapitalization of WCPC, with WLC the legal surviving entity. Since WLC had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WCPC’s common stock for the net assets of WLC. Following the closing, WLC remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WCPC owned approximately 86.74% .

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2007 the Company has a working capital deficiency of $447,570 and has incurred losses of $4,540,142 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company’s management intends to satisfy cash requirements with working capital acquired in exchange for debt and/or common stock. There is no assurance the cash infusions will continue in the future or that the Company will achieve profitable operations. Subsequent to December 31, 2007, the Company received proceeds of $420,000 from the issuance of common shares and notes payable as disclosed in Note 11.

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

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

b) Basis of Consolidation

The consolidated financial statements include the accounts of WordLogic Corporation and its wholly-owned subsidiary 602531 British Columbia Ltd. (the “Subsidiary”), an entity incorporated under the laws of the Province of British Columbia, Canada. The Subsidiary does not have any operations. All significant intercompany balances and transactions have been eliminated in consolidation.

c) Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.

e) Allowance for Doubtful Accounts

The Company considers its receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. The Company recognizes an allowance for doubtful accounts on specific accounts identified at risk based on the age of the outstanding receivable and the inability or unwillingness of its customers to make the required payments.

f) Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives as follows:

Asset	Method	Rate
Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Amortization is recorded at one-half of the normal rate in the year of acquisition.

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Impairment of Long-Lived Assets

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

h) Software Development Costs

Software development costs are recorded in accordance with Statement on Financial Accounting Standards (“SFAS”) Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Costs incurred to establish the technological feasibility of computer software to be sold, leased, or otherwise marketed are expensed as incurred as research and development costs. Once technological feasibility is established, the cost of producing product masters for the software is capitalized. Capitalization of the software development costs ceases and amortization of the capitalized costs commences when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

i) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are charged to operations as incurred.

j) Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k) Revenue Recognition

The Company recognizes revenue related to sales and licensing of data entry software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

The Company earns revenue from the sale of its software products and from royalties earned on software licensing agreements. Revenue from the sale of software products is recognized at the point of delivery, which occurs when customers either download the software or are shipped software products. Royalty revenue is recognized in accordance with the terms of licensing agreements and when collectibility is reasonably assured, which is usually on receipt of royalty payments.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l) Financial Instruments

The fair values of cash, accounts receivable, accounts payable, line of credit, bank overdraft, and related party balances approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The long-term notes payable bear interest at rates that in management’s opinion approximate the current interest rates available to the Company for notes with the same maturity dates and therefore their fair value is estimated to approximate their carrying value.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

m) Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and these financial statements have been translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

n) Stock-based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviours.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o) Loss per Common Share

The Company reports net loss per share in accordance with SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2007, there were 9,395,814 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

p) Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. For the years ended December 31, 2007 and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

q) Advertising Costs

Advertising costs are charged to operations as incurred.

r) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

r) Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

s) Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3. PROPERTY AND EQUIPMENT

			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
	$	$	$	$
Office equipment	3,893	3,233	660	696
Computer equipment	141,748	128,622	13,126	16,213
Computer software	7,152	5,392	1,760	-
Furniture and fixtures	15,385	12,760	2,625	2,770
	168,178	150,007	18,171	19,679

Depreciation expense totalled $8,426 and $9,052 for the years ended December 31, 2007 and 2006, respectively.

4. LINE OF CREDIT

The Company has a CDN$50,000 (US$50,439 at December 31, 2007) line of credit of which CDN$36,000 (US$36,316) was unused at December 31, 2007. The interest rate on the credit line is 2% over the Royal Bank prime rate. Interest payments are due monthly. An officer has personally guaranteed the line of credit.

5. RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a) As of December 31, 2006, the Company owed a private company controlled by a director the sum of $68,448, resulting from a series of advances for working capital purposes, which was repaid during the year ended December 31, 2007. During the year ended December 31, 2007, the Company advanced this private company $22,757, which is outstanding as at December 31, 2007. Subsequent to December 31, 2007 this amount was repaid in full. (see also Note 11)

b) The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 8,698, expiring February 20, 2008. Office rent incurred by the Company totalled $97,853 ($CAD 104,376) and $92,068 ($CAD 104,376) for the years ended December 31, 2007 and 2006, respectively. Subsequent to December 31, 2007, the Company renewed its office premise rental arrangements for a term of two years, expiring February 28, 2010, which requires monthly payments of $CAD 12,066.

c) The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2008. Management fees incurred by the Company totalled $187,496 ($CAD 200,000) and $176,412 ($CAD 200,000) for the years ended December 31, 2007 and 2006, respectively.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

5. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

d) During the year ended December 31, 2006, the Company received proceeds of $11,155 on an unsecured promissory note from one of its employees. During the year ended December 31, 2007, the Company received further proceeds of $141,837, which increased the balance to $152,992. The note was repaid in full, together with accrued interest at 12% per annum of $12,210 during September 2007, leaving no amount outstanding as at December 31, 2007.

e) Subsequent to December 31, 2007, the Company received proceeds of $150,000 from a director on an unsecured promissory note, having a face value of $150,000 plus interest of $5,000, maturing on April 30, 2008 (see also Note 11).

f) During the year ended December 31, 2007, the Company incurred operating expenses of $63 with a director, of which $63 is payable as at December 31, 2007.

g) During the year ended December 31, 2007, the Company incurred accounting fees of $16,500 with a private company controlled by an officer, of which $4,384 is outstanding as at December 31, 2007.

h) During the year ended December 31, 2007, the Company advanced $951 to a corporation having former management in common with the Company, of which $951 is outstanding as at December 31, 2007.

6. NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2005, the Company received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at 8% per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On June 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. During the year ended December 31, 2006, the Company received proceeds of $100,000 on a third unsecured promissory note, also bearing interest at 8% per annum, maturing October 12, 2008. No amounts were repaid as of December 31, 2007. Accrued interest payable on the notes totalled $91,406 at December 31, 2007.

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007, an additional $6,720 was advanced and $60,000 was repaid, leaving a balance of $365,511 owing as at December 31, 2007. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $47,454 at December 31, 2007. Subsequent to December 31, 2007, the Company repaid $160,000 towards the note (see Note 11).

Interest expense on the notes during the years ended December 31, 2007 and 2006 totalled $70,229 and $50,179, respectively.

Maturities

Aggregate maturities required on long-term debt at December 31, 2007, are as follows:

Year	Amount
2008	$ 100,000
2009	$ 735,511

7. COMMON STOCK

For the year ended December 31, 2007:

a)	In March 2007, the Company conducted a private placement offering whereby it sold 125,000 units at a price of $0.50 per unit for total proceeds of $62,500. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

7. COMMON STOCK (continued)

b)	In May 2007, the Company conducted a private placement offering whereby it sold 25,000 units at a price of $0.40 per unit for total proceeds of $10,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

c)	In July 2007, the Company conducted private placement offerings whereby it sold 50,000 units at a price of $0.40 per unit for total proceeds of $20,000 and 40,000 units at a price of $0.25 per unit for total proceeds of $10,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

d)	In August 2007, the Company conducted private placement offerings whereby it sold 1,125,000 units at a price of $0.30 per unit for total proceeds of $337,500 and 376,000 units at a price of $0.50 per unit for total proceeds of $188,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock with 1,200,000 warrants exercisable at $1.00 per share, 176,000 at $0.75 per share and 125,000 at $0.50 per share. The warrants may be exercised over a two-year period. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

e)	In September 2007, the Company conducted private placement offerings whereby it sold 1,252,297 units at a price of $0.30 per unit for total proceeds of $375,689, 320,000 units at a price of $0.50 per unit for total proceeds of $160,000 and 200,000 units at a price of $0.65 per unit for total proceeds of $130,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock with 1,672,297 warrants exercisable at $1.00 per share and 100,000 warrants exercisable at $0.75 per share. The warrants may be exercised over a two-year period. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

f)	In September 2007, the Company issued 80,674 shares related to the exercise of 125,000 options at $0.50 each, on a cashless basis to a consultant.

g)	In November 2007, the Company issued 7,062 shares related to the exercise of 125,000 options at $0.50 each, on a cashless basis to a consultant.

h)	In November 2007, the Company issued 20,000 shares related to the exercise of 20,000 warrants at $1.25 per share for total proceeds of $25,000.

For the year ended December 31, 2006:

a)	In February 2006, the Company sold 550,000 units to an officer of the Company at a price of $0.60 per share for total proceeds of $330,000. Each unit included one share of the Company’s common stock plus one warrant.

Each warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share.

b)	In February 2006, the Company sold 100,000 shares of the Company’s Common Stock to an officer of the Company at a price of $0.30 per share for total proceeds of $30,000 pursuant to the exercise of Stock Options granted to the Company’s President.

c)	In May 2006, the Company sold 1,000,000 units to an officer of the Company at a price of $0.50 per share for total proceeds of $500,000. Each unit included one share of the Company’s Common Stock plus one warrant.

Each warrant entitles the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a price of $1.25 per share.

d)	In October 2006, the Company sold 20,000 units at a price of $0.60 per share for total proceeds of $12,000. Each unit included one share of the Company’s Common Stock plus one warrant. Each warrant entitles the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a price of $1.25 per share.

e)	In November 2006, the Company sold 29,150 shares of the Company’s Common Stock at a price of $0.60 per share for total proceeds of $17,490 pursuant to the exercise of Stock Options granted to one of the Company’s employees.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

The following table summaries the continuity of the Company’s share purchase warrants:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual life
	Warrants	$	(in years)
Balance, December 31, 2005	830,770	1.25	1.51
Issued	1,570,000	1.25	2.29
Expired	–	–	–
Balance, December 31, 2006	2,400,770	1.25	1.67
Issued	3,513,297	0.95	1.59
Exercised	(20,000)	1.25	–
Expired/Cancelled	(830,770)	1.25	–
Outstanding, December 31, 2007	5,063,297	1.04	1.49

8. STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 185,000 and 2,800,000, respectively under each plan, for a total remaining of 2,985,000 as at December 31, 2007.

On February 21, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested monthly commencing February 21, 2007 through April 21, 2007. The options expire February 21, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.43. During the year ended December 31, 2007, the Company recorded stock-based compensation of $54,042 as general and administrative expense.

On April 20, 2007, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested monthly commencing April 20, 2007 through June 20, 2007. The options expire April 20, 2010. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.35. During the year ended December 31, 2007, the Company recorded stock-based compensation of $39,516 as general and administrative expense.

On November 21, 2007, the Company granted options to purchase an aggregate of 50,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $1.85 per share and vested immediately upon being granted. The options expire November 21, 2010. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.42. During the year ended December 31, 2007, the Company recorded $70,941 stock-based compensation as general and administrative expense.

On December 1, 2007, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.60 per share and vest monthly commencing December 1, 2007 through February 1, 2009. The options expire November 30, 2010. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.84. During the year ended December 31, 2007, the Company recorded stock-based compensation of $52,956 as general and administrative expense.

On May 1, 2006, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested immediately upon being granted. The options expire May 1, 2016. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.75. During the year ended December 31, 2006, the Company recorded stock-based compensation of $187,375 as general and administrative expense.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

8. STOCK-BASED COMPENSATION (continued)

On August 1, 2006, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vest semi-annually commencing August 1, 2006 through August 1, 2007. The options expire August 1, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.63. During the year ended December 31, 2006, the Company recorded stock-based compensation of $52,500 as general and administrative expense.

On September 1, 2006, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s common stock to four employees. The options carry an exercise price of $0.70 per share and vested immediately upon being granted. The options expire September 1, 2009. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.52. During the year ended December 31, 2006, the Company recorded $103,649 stock-based compensation as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2007 and 2006 were $0.83 and $0.64 per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31,	December 31,
	2007	2006
Expected dividend yield	0%	0%
Risk-free interest rate	3.93%	4.90%
Expected volatility	116.75%	207.77%
Expected option life (in years)	3.25	6.42

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 were $476,250 and $37,085 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding, December 31, 2006	5,535,850	$ 0.96
Granted	600,000	$ 0.65
Exercised	(250,000)	$ 0.75
Expired/Cancelled	(1,050,000)	$ 0.47
Outstanding, December 31, 2007	4,835,850	$ 1.04	1.78	$2,708,076
Exercisable, December 31, 2007	4,332,517	$ 1.10	1.58	$2,166,259

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

8.	STOCK-BASED COMPENSATION (continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the years ended December 31, 2007, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at	647,218
January 1, 2007		$0.42
Granted	600,000	$1.38
Vested	(743,885)	$0.91
Nonvested at December 31, 2007	503,333	$ 0.85

As at December 31, 2007, there was $425,535 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.31 years.

9. INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
U.S. federal statutory graduated rate	34.00%	34.00%
Net operating loss for which tax benefit is currently available	(34.00)%	(34.00)%
	0.00%	0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $1,498,077, due to operating loss carryforwards of $4,406,111 which was fully allowed for, in the valuation allowance of $1,498,077. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2007 and 2006 was $(259,608) and $753,040, respectively. The $259,608 decrease in the valuation allowance resulted from expired tax losses on change of ownership in the fiscal 2003 reverse merger. The net operating loss carryforward will expire through the year 2027.

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

10. COMMITMENTS

In addition to commitments referenced to elsewhere in the notes to the financial statements, the Company has the following commitments:

a)	The Company has entered into an agreement, effective June 1, 2007, with a director to provide services in the capacity of Chief Executive Officer requiring monthly payments of $CAD 16,667. The agreement expires June 1, 2008.

b)	The Company has entered into an agreement, effective October 29, 2007 with an individual to provide investor relations services requiring monthly payments of $CAD 5,000. The agreement expires October 29, 2008.

c)	The Company has entered into an agreement, effective August 21, 2007, with a company to provide investor relations services requiring monthly payments of $CAD 6,000. The agreement expires August 21, 2008.

WORDLOGIC CORPORATION (A Development Stage Company) Notes to the Consolidated Financial Statements

11. SUBSEQUENT EVENTS

a) On January 2, 2008, the Company received proceeds totalling $100,000 from the issuance of 100,000 shares at $1.00 per share.

b) On January 3, 2008, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director and officer of the Company. The options carry an exercise price of $1.00 per share and vest immediately upon being granted. The options expire January 3, 2013.

c) On January 7, 2008 and February 1, 2008, the Company repaid $85,000 and $75,000, respectively, towards certain of the promissory notes referred to in Note 6.

d) On January 9, 2008, the Company received proceeds totalling $42,000 from the issuance of 42,000 shares at $1.00 per share related to the exercise of 42,000 options.

e) On February 1, 2008, the Company received proceeds of $150,000 on an unsecured promissory note from a director of the Company. The note has a face value of up to $150,000 with interest of $5,000 to be paid upon maturity, April 30, 2008.

f) On February 22, 2008, the Company received proceeds totalling $18,750 from the issuance of 25,000 shares at $0.75 per share related to the exercise of 25,000 warrants.

g) On March 3, 2008, the Company received proceeds totalling $56,250 from the issuance of 75,000 shares at $0.75 per share related to the exercise of 75,000 warrants.

j) On March 7, 2008, the Company received proceeds totalling $50,000 related to the issuance of 50,000 units. Each unit consisted of one share of the Company’s common stock and one-half warrant entitling the holder to purchase another share of common stock at $2.00 per share. The warrants expire March 7, 2010.

k) On March 20, 2008, the Company received proceeds totalling $3,000 from the issuance of 10,000 shares at $0.30 per share related to the exercise of 10,000 employee stock options.

l) An amount of $22,757 advanced in error to a private company controlled by a director, and outstanding at December 31, 2007, was subsequently repaid.