Form 10-Q
period 2008-03-31
WORDLOGIC CORP
filed 2008-05-14
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 000-32865

WORDLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 650 West Georgia Street, Suite 2400 Vancouver, British Columbia, Canada (Address of principal executive offices)	88-0422023 (I.R.S. Employer Identification No.) V6B 4N7 (Zip Code)

604 257 3660
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐ Accelerated filer☐ Non-accelerated filer☐ Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14,2008, 2008, the registrant’s outstanding common stock consisted of 29,204,617 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Wordlogic Corporation (the “Company”, “Wordlogic”, “we”, “our”, “us”) for the period ended March 31, 2008 follow. All currency references in this report are in US dollars unless otherwise noted.

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash	$ 4,717	$ 23,251
Accounts receivable	127	170
Goods and services tax receivable	8,904	38,477
Employee advances	2,318	2,606
Due from related parties (Note 5)	1,192	23,708
Total Current Assets	17,258	88,212
Property and equipment (Note 3)	15,908	18,171
Total Assets	$ 33,166	$ 106,383
Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$ 7,999	$ 32,328
Accounts payable	109,585	127,466
Line of credit (Note 4)	46,761	14,123
Indebtedness to related parties (Note 5)	17,768	4,447
Accrued liabilities	51,610	2,660
Accrued interest	269,501	254,758
Note payable to related party	146,127	–
Current portion of note payable (Note 6)	340,000	100,000
Total Current Liabilities	989,351	535,782
Long Term Debt
Notes payable (Note 6)	267,511	735,511
Total Liabilities	1,256,862	1,271,293
Going Concern (Note 1)
Commitments (Note 9)
Subsequent Events (Note 10)
Stockholders’ Deficit
Common stock, $.001 par value; 100,000,000 shares authorized,	28,405	28,103
28,404,617 and 28,102,617 shares issued and outstanding,
respectively (Note 7)
Additional paid-in capital	7,876,005	6,077,623
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(6,406,652)	(4,540,142)
Accumulated other comprehensive loss	(456,600)	(465,640)
Total Stockholders’ Deficit	(1,223,696)	(1,164,910)
Total Liabilities and Stockholders’ Deficit	$ 33,166	$ 106,383

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated
	from May 27,
	2003 (Date of
	Inception) to	For the Three Months Ended
	March 31,	March 31,	March 31,
	2008	2008	2007
Revenues
Product sales	$ 15,461	$ –	$ 826
Royalty revenue	32,461	865	715
Total Revenues	47,922	865	1,541
Operating expenses
Rent, related party (Note 5)	402,005	37,279	22,276
Selling, general and administrative (Note 5)	5,804,079	1,715,258	300,129
Research and development	1,464,274	95,458	98,995
Total Operating Expenses	7,670,358	1,847,995	421,400
Loss from Operations	(7,622,436)	(1,847,130)	(419,859)
Other income (expenses)
Interest income	1,760	–	–
Interest expense:
Related parties	(59,677)	(4,871)	(2,975)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(388,557)	(14,509)	(15,869)
Gain on derivative liability	142,861	–	–
Gain on settled payables	64,640	–	–
Loss Before Income Taxes and Extraordinary	(8,006,652)	(1,866,510)	(438,703)
Item
Income tax provision	–	–	–
Loss Before Extraordinary Item	(8,006,652)	(1,866,510)	(438,703)
Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–
Net Loss For The Period	(6,406,652)	(1,866,510)	(438,703)
Other Comprehensive Loss
Foreign currency translation adjustment	(456,600)	9,040	(4,754)
Comprehensive Loss	$ (6,863,252)	$ (1,857,470)	$ (443,457)
Basic and diluted loss per share		$ (0.07)	$ (0.02)
Weighted average common shares outstanding		28,279,617	24,502,417

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated
	from May 27,
	2003 (Date of
	Inception) to	For the Three Months Ended
	March 31,	March 31,	March 31,
	2008	2008	2007
Cash flows from operating activities:
Net loss	$ (6,406,652)	$ (1,866,510)	$ (438,703)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	48,124	2,263	1,535
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	3,315,326	1,528,684	195,099
Amortization of debt discount	145,243	–	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	7,659	28,899	(1)
Employee advances	(2,037)	203	(3,026)
Prepaid expenses	–	–	1,995
Bank overdraft	4,070	(23,719)	(21,569)
Accounts payable and accrued liabilities	(313,560)	38,933	46,762
Accrued interest payable	154,719	23,986	17,336
Net cash used in operating activities	(3,142,512)	(267,261)	(200,572)
Cash flows from investing activities:
Purchases of equipment	(26,121)	–	–
Net cash used in investing activities	(26,121)	–	–
Cash flows from financing activities:
Proceeds from related party advances	558,733	13,763	11,440
Repayment of related party advances	(565,864)	22,169	–
Proceeds from promissory notes issued to related parties	410,777	149,268	129,922
Repayment of related party promissory notes	(493,940)	–	–
Advances to related parties	(23,708)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	–
Repayment of other promissory notes	(602,076)	(228,000)	–
Payments on capital lease obligation	(12,360)	–	–
Proceeds from line of credit	76,739	33,834	370
Repayment of line of credit	(33,604)	–	–
Proceeds from stock options and warrants exercised	173,880	120,000	–
Proceeds from sale of common shares	2,850,689	150,000	62,500
Net cash provided by financing activities	3,238,950	261,034	204,232
Effect of exchange rate changes on cash	(67,130)	(12,307)	(4,754)
Net change in cash	3,187	(18,534)	(1,094)
Cash, beginning of period	1,530	23,251	14,990
Cash, end of period	$ 4,717	$ 4,717	$ 13,896
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ –	$ –	$ –
Cash paid for interest	$ 195,209	$ 1,146	$ 1,549

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At March 31, 2008 the Company has a working capital deficiency of $972,093 and has incurred losses of $6,406,652 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS (continued) Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiary 602531 British Columbia Ltd. (the “Subsidiary”), an entity incorporated under the laws of the Province of British Columbia, Canada. The Subsidiary does not have any operations. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year-end is December 31.

Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on April 4, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES a) Use of Estimates

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

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.

c) Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives as follows:

Asset	Method	Rate
Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Amortization is recorded at one-half of the normal rate in the year of acquisition.

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

d) Revenue Recognition

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

e) Financial Instruments

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

f) Stock-based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the three month period ended March 31, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

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

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Loss per Common Share

The Company reports net loss per share in accordance with SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2008, there were 8,880,482 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

h) Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

i) Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

			March 31, 2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
	$	$	$	$
Office equipment	3,759	3,154	605	660
Computer equipment	136,887	125,267	11,620	13,126
Computer software	6,907	5,632	1,275	1,760
Furniture and fixtures	14,857	12,449	2,408	2,625
	162,410	146,502	15,908	18,171

Depreciation expense totalled $2,263 and $1,535 for the three months ended March 31, 2008 and 2007, respectively.

4. LINE OF CREDIT

The Company has a CDN$50,000 (US$48,709 at March 31, 2008) line of credit of which CDN$2,000 (US$1,948) was unused at March 31, 2008. The interest rate on the credit line is 2% over the Royal Bank prime rate. Interest payments are due monthly. An officer has personally guaranteed the line of credit.

5. RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a) During the three month period ended March 31, 2008, the Company repaid the $22,757 advanced in error to a private company controlled by a director in the year ended December 31, 2007.

b) During the three month period ended March 31, 2008, the Company incurred and paid $37,279 in rent to a private company controlled by a director.

c) During the three month period ended March 31, 2008, the Company incurred and paid management fees of $49,756 ($CAD 50,000) to a private company controlled by a director.

d) During the three month period ended March 31, 2008, the Company received proceeds of $149,268 ($CAD 150,000) from a director on an unsecured promissory note, having a face value of $CAD 150,000 plus interest of $CAD 5,000, maturing on April 30, 2008. Subsequent to March 31, 2008, the repayment period of the note was extended to June 30, 2008 (see also Note 10). Accrued interest payable on the note totalled $4,871 ($CAD 5,000) at March 31, 2008.

e) During the three month period ended March 31, 2008, the Company paid $63 to a director for operating expenses incurred in the year ended December 31, 2007.

f) During the three month period ended March 31, 2008, the Company paid $4,384 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2007. During the three month period ended March 31, 2008, the Company incurred $17,285 in accounting fees with this private company, of which $17,768, inclusive of Goods and Services Tax was outstanding as at March 31, 2008.

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

5. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

g) During the year ended December 31, 2007, the Company advanced $951 to a corporation having former management in common with the Company. During the three month period ended March 31, 2008, the Company advanced a further $241, leaving a balance $1,192 outstanding as at March 31, 2008.

6. NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2005, the Company received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at 8% per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On June 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. During the year ended December 31, 2006, the Company received proceeds of $100,000 on a third unsecured promissory note, also bearing interest at 8% per annum, maturing October 12, 2008. No amounts were repaid as of March 31, 2008. Accrued interest payable on the notes totalled $100,780 at March 31, 2008.

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007, an additional $6,720 was advanced and $60,000 was repaid. During the three month period ended March 31, 2008, the Company repaid $228,000, leaving a balance outstanding of $137,511. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $51,043 at March 31, 2008.

Interest expense on the notes during the three month period ended March 31, 2008 totalled $12,963.

Maturities

Aggregate maturities required on long-term debt at March 31, 2008, are as follows:

Within one year of March 31, 2008	$340,000
Within one year of March 31, 2009	267,511

7. COMMON STOCK

a)	In January 2008, the Company issued 100,000 shares of its common stock at a price of $1.00 per share for total proceeds of $100,000.

b)	Also in January 2008, the Company issued 42,000 shares of its common stock at $1.00 per share related to the exercise of stock options to a director, for total proceeds of $42,000.

c)	In February 2008, the Company issued 25,000 shares of its common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $18,750.

d)	In March 2008, the Company issued 75,000 shares of its common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $56,250.

e)	Also in March 2008, the Company conducted a private placement offering whereby it sold 50,000 units at a price of $1.00 per unit for total proceeds of $50,000. Each unit consisted of one share of the Company’s common stock and one half warrant to purchase an additional share of common stock, exercisable at $2.00 per share.

f)	Also in March 2008, the Company issued 10,000 shares of its common stock at $0.30 per share related to the exercise of stock options to an employee, for total proceeds of $3,000.

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

7. COMMON STOCK (continued)

The following table summaries the continuity of the Company’s share purchase warrants:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual life
	Warrants	$	(in years)
Balance, December 31, 2006	2,400,770	1.25	0.42
Issued	3,513,297	0.95	1.34
Exercised	(20,000)	1.25	1.53
Expired/Cancelled	(830,770)	1.25	0.74
Balance, December 31, 2007	5,063,297	1.04	1.24
Issued	25,000	2.00	1.93
Exercised	(100,000)	0.75	0.04
Expired/Cancelled	–	–	–
Outstanding, March 31, 2008	4,988,297	1.05	1.27

8. STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 1,485,000 and 1,800,000, respectively under each plan, for a total remaining of 3,285,000 as at March 31, 2008.

On January 3, 2008, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director. The options carry an exercise price of $1.00 per share and vested immediately. The options expire January 3, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.47. During the three month period ended March 31, 2008, the Company recorded stock-based compensation of $1,465,239 as general and administrative expense.

The weighted average assumptions used are as follows:

	Three Month Period Ended
	March 31,	March 31,
	2008	2007
Expected dividend yield	0%	0%
Risk-free interest rate	3.26%	4.75%
Expected volatility	124.00%	214.33%
Expected option life (in years)	5.00	4.00

The total intrinsic value of stock options exercised during the three month period ended March 31, 2008 was $25,500.

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

8. STOCK-BASED COMPENSATION (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(years)	Value
Outstanding, December 31, 2007	4,835,850	$ 1.04
Granted	1,000,000	$ 1.00
Exercised	(52,000)	$ 0.87
Expired/Cancelled	(1,500,000)	$ 1.75
Outstanding, March 31, 2008	4,283,850	$ 0.78	2.89	$nil
Exercisable, March 31, 2008	3,892,185	$ 0.80	2.88	$nil

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the three month period ended March 31, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at January 1, 2008	503,333	$0.85
Granted	1,000,000	$1.47
Vested	(1,111,668)	$1.40
Nonvested at March 31, 2008	391,665	$ 0.48

As at March 31, 2008, there was $188,038 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.08 years.

9. COMMITMENTS

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

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

10. SUBSEQUENT EVENTS

a)	During April 2008, the Company extended the maturity date on the $CAD 150,000 promissory note payable to a director to June 30, 2008.

b)	On April 1, 2008, 958,000 options exercisable at $1.00 per share and 90,000 options exercisable at $0.30 per share expired, without having been exercised.

c)	On April 4, 2008, 50,000 warrants exercisable at $0.75 per share expired, without having been exercised.

d)	On April 17, 2008, the Company conducted a private placement offering whereby it sold 800,000 units at a price of $0.60 per unit for total proceeds of $480,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $1.00 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Business Overview

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

We were incorporated in the State of Nevada on March 30, 1999 under the original name of The American West.com, Inc. Pursuant to an agreement and plan of merger dated as of March 11, 2003, we merged with and acquired the assets of Wordlogic Corporation, a Delaware corporation. In anticipation of the closing of the merger, we changed our name to Wordlogic Corporation. Wordlogic Corporation, the public Nevada company, was the surviving corporation after the merger.

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

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $4,717 and a working capital deficiency of $972,093. Our accumulated deficit during development stage was $6,406,652 at March 31, 2008. Our net loss of $1,866,510 for the three months ended March 31, 2008 was mostly funded by our equity financing as well as a loan from one of our directors and was largely due to the granting of options to our President as stock based compensation. During the three months ended March 31, 2008, we raised a net of $270,000 through the sale of equity securities. During the three months ended March 31, 2008 our cash position decreased by $18,534, mainly due to the sale of our common stock for cash.

We used net cash of $267,261 in operating activities for the three months ended March 31, 2008 compared to net cash of $200,572 in operating activities for the same period in 2007. We received net cash of $261,034 from financing activities for the three months ended March 31, 2008 compared to $204,232 for the same period in 2007, primarily due to proceeds from the sale of units comprised of our common stock and warrants and the exercise of previously sold warrants. The effect of exchange rates on cash was a decrease in cash of $12,307 for the three months ended March 31, 2008. The effect of exchange rates on cash was a decrease in cash of $4,754 for the three months ended March 31, 2007.

During the three months ended March 31, 2008 our monthly cash requirement was approximately $89,087, compared to approximately $66,857 for the same period in 2007. At the end of the period as at March 31, 2008, we had cash of $4,717, which will not cover our costs for even one month according to our current monthly burn rate. We anticipate raising additional funds through the sale of our equity securities.

We expect to require a total of approximately $1,625,000 set out as follows to fully carry out our business plan over the next twelve months beginning June 2008 as laid out in the table below:

Description	Estimated Expenses ($)
Research and development costs for the Wordlogic Predictive KeyboardTM software	350,000
Management fees	500,000
Consulting fees (including legal and auditing fees)	100,000
Rent expenses	160,000
Salaries and other costs associated with third-party contractors	150,000
Marketing expenses	50,000
Travel expenses	20,000
Investor relations costs	60,000
Accrued interests payable	95,000
Other administrative expenses	140,000
Total	1,625,000

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

On February 1, 2008 we entered into a promissory note agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director, pursuant to which we received proceeds of $150,000, having a face value of $150,000 plus interest of $5,000, maturing on February 29, 2008. On March 1, 2008, we extended the maturity date of this loan to April 30, 2008 and on April 30, 2008 we further extended the maturity date of the loan, pursuant to an agreement with Peter Knaven, to June 30, 2008.

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

Results of Operations for the three months ended March 31, 2008

Revenues

We had $865 in revenue in the three months ended March 31, 2008 compared to $1,541 in revenues for same period in 2007. The decrease in total revenues was mainly due to a lack of product sales. The remainder of our revenues comes from royalties for the use of our software. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since May 27, 2003 to March 31, 2008 we generated total revenues of $47,922.

Total revenues during the three months ended March 31, 2008 consisted entirely of $865 from royalties. Total revenues during the three months ended March 31, 2007 consisted of $826 from product sales and $715 from royalties.

Net Loss

We incurred net loss of $1,866,510 for the three months ended March 31, 2008, compared to net loss of $438,703 for the same period in 2007. The sharp increase in net loss is largely attributable to the issuance of options to purchase shares of our common stock to our President as part of his stock based compensation in the three months ended March 31, 2008.

Our net loss per share was $0.07 for the three months ended March 31, 2008 compared to $0.02 for the same period in 2007.

Expenses

Our total operating expenses increased $1,426,595 to $1,847,995 for the three months ended March 31, 2008 from $421,400 for the same period in 2007. The increase in operating expenses is largely attributable to the issuance of options to purchase shares of our common stock to our President as part of his stock based compensation in the three months ended March 31, 2008.

Selling, general and administrative expenses increased $1,415,129 to $1,715,258 for the three months ended March 31, 2008 from $300,129 for the same period in 2007. The increase in selling, general and administrative expenses is largely attributable to the issuance of options to purchase shares of our common stock to our President as part of his stock based compensation in the three months ended March 31, 2008. Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees.

Research and development expenses were $95,458 for the three months ended March 31, 2008 compared to $98,995 for the three months ended March 31, 2008. Rent for the two periods was $37,279 for the three months ended March 31, 2008 compared to $22,276 for the same period in 2007. The increase in rent is attributable to the higher monthly fee we paid for our offices in 2008 compared to 2007.

On March 1, 2008 we renewed our lease agreement, with a private company controlled by our President, for a term of 2 years. Pursuant to this renewed lease agreement our new lease payments will be approximately $12,066 plus applicable taxes for the first six months and approximately $13,846 plus applicable taxes for the remainder of the term of the agreement.

Our interest expenses for the three months ended March 31, 2008 were $19,380 compared to $18,844 for the same period in 2007. Our interest expenses mainly consist of interest costs related to promissory notes, convertible notes, a line of credit, and related party advances.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

For the period ended March 31, 2008, we have issued the following securities pursuant to exemptions from registration requirements:

In January 2008, we issued 100,000 shares of our common stock at a price of $1 per share for total proceeds of $100,000. The issuance was made pursuant to Regulation S or the Securities Act of 1933, as amended (the “Securities Act”).

Also in January 2008, we issued 42,000 shares of our common stock at $1 per share related to the exercise of stock options to a director, for total proceeds of $42,000. The issuance was made pursuant to Regulation S of the Securities Act.

On January 3, 2008 we granted Frank Evanshen, our President, an incentive stock option to buy 1,000,000 shares of our common stock at a price of $1 each. This option vested immediately upon issuance and will expire on January 3, 2013. The issuance was made pursuant to Regulation S of the Securities Act.

In February 2008, we issued 25,000 shares of our common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $18,750. The issuance was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act.

In March 2008, the Company issued 75,000 shares of its common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $56,250. The issuance was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act.

Also in March 2008, we conducted issued 50,000 units at a price of $1 per unit for total proceeds of $50,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a half share of common stock, exercisable at $2.00 per share for a period of 2 years. The issuance was made pursuant to Regulation S of the Securities Act.

Also in March 2008, we issued 10,000 shares of our common stock at $0.30 per share related to the exercise of stock options to an employee, for total proceeds of $3,000. The issuance was made pursuant to Regulation S of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Loan Agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director dated February 1, 2008 (2)
10.2	Promissory Note to Peter Knaven dated February 1, 2008 (2)
10.3	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008 (2)
10.4	Promissory Note Extension Agreement with Peter Knaven dated April 30, 2008
10.5	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp., a private company controlled by Frank Evanshen, our President Chief Executive Officer and director, dated March 1, 2008. (2)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Included as an exhibit to our Form 10-KSB filed on April 6, 2007.
(2) Included as an exhibit to our Form 10-K filed on April 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Wordlogic Corporation
(Registrant)

/s/ Frank R. Evanshen
Date: May 14, 2008	Frank R. Evanshen
Director , President, Chief Executive Officer,

/s/ Darrin McCormack
Date: May 14, 2008	Darrin McCormack
Chief Financial Officer, Principal Accounting Officer