Form 10-Q
period 2008-06-30
WORDLOGIC CORP
filed 2008-08-14
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________To_________________

Commission file number 000-32865

WORDLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0422023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 West Georgia Street, Suite 2400
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes   ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2008, the registrant’s outstanding common stock consisted of 29,479,617  shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Wordlogic Corporation (the “Company”, “Wordlogic”, “we”, “our”, “us”) for the period ended June 30, 2008 follow. All currency references in this report are in US dollars unless otherwise noted.

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$ 21,606	$ 23,251
Accounts receivable	274	170
Goods and services tax receivable	11,710	38,477
Employee advances	215	2,606
Due from related parties (Note 5)	–	23,708
Total Current Assets	33,805	88,212
Property and equipment (Note 3)	15,132	18,171
Total Assets	$ 48,937	$ 106,383
Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$ 11,650	$ 32,328
Accounts payable	139,836	127,466
Line of credit (Note 4)	23,536	14,123
Indebtedness to related parties (Note 5)	–	4,447
Accrued liabilities	7,309	2,660
Accrued interest	269,165	254,758
Note payable to related party	147,102	–
Current portion of note payable (Note 6)	487,511	100,000
Total Current Liabilities	1,086,109	535,782
Long Term Debt
Notes payable (Note 6)	–	735,511
Total Liabilities	1,086,109	1,271,293
Going Concern (Note 1)
Commitments (Note 9)
Contingency (Note 10)
Subsequent Events (Note 11)
Stockholders’ Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 29,204,617 and 28,102,617 shares issued and outstanding, respectively (Note 7)	29,205	28,103
Additional paid-in capital	8,476,938	6,077,623
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(6,817,177)	(4,540,142)
Accumulated other comprehensive loss	(461,284)	(465,640)
Total Stockholders’ Deficit	(1,037,172)	(1,164,910)
Total Liabilities and Stockholders’ Deficit	$ 48,937	$ 106,383

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	May 27, 2003 (Date of Inception) to	For the Three Month Ended		For the Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Product sales	$ 16,284	$ 823	$ 628	$ 823	$ 1,454
Royalty revenue	32,909	448	504	1,313	1,219
Total Revenues	49,193	1,271	1,132	2,136	2,673
Operating expenses
Rent, related party (Note 5)	437,964	35,959	24,139	73,238	46,415
Selling, general and administrative (Note 5)	6,085,333	281,254	291,559	1,996,512	591,688
Research and development	1,545,746	81,472	60,224	176,930	159,219
Total Operating Expenses	8,069,043	398,685	375,922	2,246,680	797,322
Loss from Operations	(8,019,850)	(397,414)	(374,790)	(2,244,544)	(794,649)
Other income (expenses)
Interest income	1,760	–	–	–	–
Interest expense:
Related parties	(59,677)	–	(4,462)	(4,871)	(7,437)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(401,668)	(13,111)	(22,491)	(27,620)	(38,360)
Gain on derivative liability	142,861	–	–	–	–
Gain on settled payables	64,640	–	–	–	–
Loss Before Income Taxes and Extraordinary Item	(8,417,177)	(410,525)	(401,743)	(2,277,035)	(840,446)
Income tax provision	–	–	–	–	–
Loss Before Extraordinary Item	(8,417,177)	(410,525)	(401,743)	(2,277,035)	(840,446)
Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–
Net Loss For The Period	(6,817,177)	(410,525)	(401,743)	(2,277,035)	(840,446)
Other Comprehensive Loss
Foreign currency translation adjustment	(461,284)	(4,684)	(37,603)	4,356	(42,357)
Comprehensive Loss	$ (7,278,461)	$ (415,209)	$ (439,346)	$ (2,272,679)	$ (882,803)
Basic and diluted loss per share		$ (0.01)	$ (0.02)	$ (0.08)	$ (0.03)
Weighted average common shares outstanding		29,204,617	24,619,084	28,555,331	24,520,870

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	May 27, 2003
	(Date of Inception) to	For the Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$ (6,817,177)	$ (2,277,035)	$ (840,446)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	49,751	3,890	3,198
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	3,437,049	1,650,407	339,348
Amortization of debt discount	145,243	–	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	4,701	25,941	(7,971)
Employee advances	111	2,351	4,931
Bank overdraft	7,737	(20,052)	(63,068)
Accounts payable and accrued liabilities	(328,926)	23,567	152,475
Accrued interest payable	152,534	21,801	43,173
Net cash used in operating activities	(3,444,381)	(569,130)	(368,360)
Cash flows from investing activities:
Purchases of equipment	(26,972)	(851)	–
Net cash used in investing activities	(26,972)	(851)	–
Cash flows from financing activities:
Proceeds from related party advances	540,587	–	178,222
Repayment of related party advances	(564,666)	18,984	–
Proceeds from promissory notes issued to related parties	410,650	149,141	141,837
Repayment of related party promissory notes	(493,940)	–	–
Advances to related parties	(23,708)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	6,720
Repayment of other promissory notes	(722,076)	(348,000)	–
Payments on capital lease obligation	(12,360)	–	–
Proceeds from line of credit	52,847	9,942	–
Repayment of line of credit	(33,604)	–	(1,607)
Proceeds from stock options and warrants exercised	173,880	120,000	–
Proceeds from sale of common shares	3,330,679	629,990	72,540
Net cash provided by financing activities	3,557,973	580,057	397,712
Effect of exchange rate changes on cash	(66,544)	(11,721)	(42,357)
Net change in cash	20,076	(1,645)	(13,005)
Cash, beginning of period	1,530	23,251	14,990
Cash, end of period	$ 21,606	$ 21,606	$ 1,985
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ –	$ –	$ –
Cash paid for interest	$ 196,247	$ 2,184	$ 3,036

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At June 30, 2008 the Company has a working capital deficiency of $1,052,304 and has incurred losses of $6,817,177 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

f) Stock-based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the six month period ended June 30, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

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
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Loss per Common Share

The Company reports net loss per share in accordance with SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2008, there were 9,335,483 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

h) Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
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

i) Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3. PROPERTY AND EQUIPMENT

		Accumulated	June 30, 2008	December 31, 2007
	Cost	Amortization	Net Carrying Amount	Net Carrying Amount
	$	$	$	$
Office equipment	3,784	3,207	577	660
Computer equipment	138,640	127,237	11,403	13,126
Computer software	6,953	6,097	856	1,760
Furniture and fixtures	14,956	12,660	2,296	2,625
	164,333	149,201	15,132	18,171

Depreciation expense totalled $3,890 and $3,198 for the six months ended June 30, 2008 and 2007, respectively.

4. LINE OF CREDIT

The Company has a CDN$50,000 (US$49,034) line of credit at June 30, 2008 of which CDN$26,000 (US$25,498) was unused at June 30, 2008. The interest rate on the credit line is 2% over the Royal Bank prime rate. Interest payments are due monthly. An officer has personally guaranteed the line of credit.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

5. RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)   During the six month period ended June 30, 2008, the Company repaid the $22,757 advanced in error to a private company controlled by a director in the year ended December 31, 2007.

b)   During the six month period ended June 30, 2008, the Company incurred and paid $73,238 in rent to a private company controlled by a director.

c)   During the six month period ended June 30, 2008, the Company incurred and paid management fees of $99,427 ($CAD 100,000) to a private company controlled by a director.

d)   During the six month period ended June 30, 2008, the Company received proceeds of $149,140 ($CAD 150,000) from a director on an unsecured promissory note, having a face value of $CAD 150,000 plus interest of $CAD 5,000, maturing on April 30, 2008. During the six month period ended June 30, 2008, the repayment period of the note was extended to August 31, 2008. Accrued interest payable on the note totalled $4,903 ($CAD 5,000) at June 30, 2008.

e)   During the six month period ended June 30, 2008, the Company paid $63 to a director for operating expenses incurred in the year ended December 31, 2007.

f)   During the six month period ended June 30, 2008, the Company paid $4,384 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2007. During the six month period ended June 30, 2008, the Company incurred $26,269 in accounting fees with this private company.

g)   During the year ended December 31, 2007, the Company advanced $951 to a corporation having former management in common with the Company. During the six month period ended June 30, 2008, the Company advanced a further $241, increasing the balance to $1,192, all of which was repaid leaving no balance outstanding at June 30, 2008.

h)   Included in selling, general and administration expenses is $7,185 paid to a director for out-of-pocket expenses.

Promissory Notes

During the year ended December 31, 2005, the Company received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at 8% per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On June 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. During the year ended December 31, 2006, the Company received proceeds of $100,000 on a third unsecured promissory note, also bearing interest at 8% per annum, maturing October 12, 2008. No amounts were repaid as of June 30, 2008. Accrued interest payable on the notes totalled $110,155 at June 30, 2008.

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007, an additional $6,720 was advanced and $60,000 was repaid. During the six month period ended June 30, 2008, the Company repaid $348,000, leaving a balance outstanding of $17,511. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $52,315 at June 30, 2008.

Interest expense on the notes during the six month period ended June 30, 2008 totalled $23,609.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

Maturities

Aggregate maturities required on long-term debt at June 30, 2008, are as follows:

                    Within one year of June                                                                      30, 2008 $487,511

7. COMMON STOCK

a)	In January 2008, the Company issued 100,000 shares of its common stock at a price of $1.00 per share for total proceeds of $100,000.

b)	Also in January 2008, the Company issued 42,000 shares of its common stock at $1.00 per share related to the exercise of stock options to a director, for total proceeds of $42,000.

c)	In February 2008, the Company issued 25,000 shares of its common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $18,750.

d)	In March 2008, the Company issued 75,000 shares of its common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $56,250.

e)	Also in March 2008, the Company conducted a private placement offering whereby it sold 50,000 units at a price of $1.00 per unit for total proceeds of $50,000. Each unit consisted of one share of the Company’s common stock and one half warrant to purchase an additional share of common stock, exercisable at $2.00 per share.

f)	Also in March 2008, the Company issued 10,000 shares of its common stock at $0.30 per share related to the exercise of stock options to an employee, for total proceeds of $3,000.

g)	In April 2008, the Company conducted a private placement offering whereby it sold 800,000 units at a price of $0.60 per unit for total proceeds of $480,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $1.00 per share.

The following table summaries the continuity of the Company’s share purchase warrants:

		Weighted average	Weighted average
	Number of Warrants	exercise price	remaining contractual life
		$	(in years)
Balance, December 31, 2006	2,400,770	1.25	0.17
Issued	3,513,297	0.95	1.09
Exercised	(20,000)	1.25	1.28
Expired/Cancelled	(830,770)	1.25	0.99
Balance, December 31, 2007	5,063,297	1.04	0.99
Issued	825,000	1.03	1.79
Exercised	(100,000)	0.75	–
Expired/Cancelled	(50,000)	0.75	–
Outstanding, June 30, 2008	5,738,297	1.05	1.14

8. STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 1,975,000 and 1,800,000, respectively under each plan, for a total remaining of 3,775,000 as at June 30, 2008.

On January 3, 2008, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director. The options carry an exercise price of $1.00 per share and vested immediately. The options expire January 3, 2013. During the six month period ended June 30, 2008, the Company recorded stock-based compensation of $1,650,407 as general and administrative expense in connection with these options.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

8. STOCK-BASED COMPENSATION (continued)

On March 20, 2008, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.50 per share and vested immediately. The options expire March 20, 2013. During the six month period ended June 30, 2008, the Company recorded stock-based compensation of $65,733 as general and administrative expense in connection with these options.

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.40.

The weighted average assumptions used are as follows:

	Six Month Period Ended
	June 30, 2008	June 30, 2007
Expected dividend yield	0%	0%
Risk-free interest rate	3.18%	4.75%
Expected volatility	124.09%	214.33%
Expected option life (in years)	5.00	3.50

The total intrinsic value of stock options exercised during the six month period ended June 30, 2008 was $25,500.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-Average
		Weighted Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term (years)	Intrinsic Value
Outstanding, December 31, 2007	4,835,850	$ 1.04
Granted	1,100,000	$ 0.95
Exercised	(52,000)	$ 0.87
Expired/Cancelled	(1,990,000)	$ 1.53
Outstanding, June 30, 2008	3,893,850	$ 0.76	3.06	$1,518,602
Exercisable, June 30, 2008	3,597,186	$ 0.77	3.08	$1,366,931

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the six month period ended June 30, 2008, is presented below:

		Weighted Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at January 1, 2008	503,333	$0.85
Granted	1,100,000	$1.40
Vested	(1,306,669)	$1.28
Nonvested at June 30, 2008	296,664	$ 0.62

As at June 30, 2008, there was $183,956 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.84 years.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

9. COMMITMENTS

In addition to commitments referenced to elsewhere in the notes to the financial statements, the Company has the following commitments:

a)	The Company has entered into an agreement, effective June 1, 2008, with a director to provide services in the capacity of Chief Executive Officer requiring monthly payments of $CAD 16,667. The agreement expires June 1, 2009.

b)	The Company has entered into an agreement, effective October 29, 2007 with an individual to provide investor relations services requiring monthly payments of $CAD 5,000. The agreement was terminated with mutual consent on May 31, 2008.

c)	The Company has entered into a one year agreement, effective August 21, 2007, with a company to provide investor relations services requiring monthly payments of $CAD 6,000. The agreement expires on August 31, 2008.

10. CONTINGENCY

The Company filed a patent infringement lawsuit against Mercedes-Benz USA in US District Court, District of Oregon. The Company through its wholly owned subsidiary 602531 British Columbia Ltd., which holds the Company’s patent and patent pending portfolio, will be seeking damages for patent infringement related to the use of car navigation systems in certain vehicle models. The Company will also seek treble damages and injunctive relief to prevent further infringement. The outcome of this matter is not currently determinable.

11. SUBSEQUENT EVENTS

a)	In July 2008, the Company issued 150,000 shares of its common stock at $1.00 per share in exercise of stock options to a director, for total proceeds of $150,000.

b)	In August 2008, the Company issued 125,000 shares of its common stock at $0.50 per share in exercise of warrants for total proceeds of $62,500.

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

Business Overview

We are a software company with a technology that delivers advanced predictive text solutions designed to accelerate the entry of text and information into personal computing devices. Our target computing devices include handheld personal digital assistants (PDAs), smart phones, global positioning system (GPS), laptops, Tablet PCs, and conventional desktop computers. The Wordlogic Predictive KeyboardTM software provides a fast entry system that adapts to a user’s vocabulary and tendencies to predict the next most common letters, words, or phrases. This software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multilingual symbol capability and fast access to internet sites from within common software applications. In addition, this software incorporates internet search engines by which a user can highlight a word, press the search key and get the Merriam Webster Dictionary definition of the word.

Our principal offices are located at 650 West Georgia Street, Suite 2400, Vancouver, British Columbia, Canada. Our fiscal year end is December 31. We have one wholly-owned subsidiary, 602531 British Columbia Ltd., which holds our intellectual properties including our patents and trademarks. Our common stock is quoted on the OTC Bulletin Board under the symbol “WLGC.OB.” We maintain a website at www.wordlogic.com.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $21,606 and a working capital deficiency of $1,052,304. As at June 30, 2008 our accumulated deficit was $6,817,177. For the three months ended June 30, 2008 our net loss was $410,525 compared to $401,743 during the same period in 2007. For the six months ended June 30, 2008 our net loss was $2,277,035 compared to $840,446 for the same period in 2007. The large increase in net loss was due to an increase in stock based compensation including an issuance of 1,000,000 options to buy shares of our common stock issued to our President.

Our loss was funded by proceeds from shareholder loans and sales of our securities. During the six months ended June 30, 2008, we raised $580,057 through financing activities and our cash position decreased by $1,645, mainly due to the cash provided by proceeds from sales of our securities and our regular expenses.

We used net cash of $569,130 in operating activities for the six months ended June 30, 2008 compared to net cash of $368,360 in operating activities for the same period in 2007. We used $851 in investing activities for the six months ended June 30, 2008 compared no such expenditures during the same period in 2007. The effect of exchange rates on cash was a decrease in cash of $11,721 for the six months ended June, 2008 compared to a decrease in cash of $42,357 for the six months ended June 30, 2007.

On June 1, 2008 we entered into an agreement with MCC Meridian Capital Corp., a company controlled by our President to extend our management agreement with MCC Meridian Capital Corp. Under the agreement MCC Meridian Capital Corp will provide us with management services for a further 12 months in exchange for monthly payments of $16,667.

During the six months ended June 30, 2008 our monthly cash requirement was approximately $94,855, compared to approximately $61,393 for the same period in 2007. We expect to require a total of approximately $1,925,000 to fully carry out our business plan over the next twelve months beginning July 2008 as set out in this table:

Description	Estimated Expenses ($)
Research and development costs for the Wordlogic Predictive KeyboardTM software	350,000
Management fees	500,000
Consulting fees (including legal and auditing fees)	400,000
Rent expenses	160,000
Salaries and other costs associated with third-party contractors	150,000
Marketing expenses	50,000
Travel expenses	20,000
Investor relations expenses	60,000
Accrued interests payable	95,000
Other administrative expenses	140,000
Total	1,925,000

We anticipate that our future revenues will be nominal and that we will not be able to generate enough positive internal operating cash flow to sustain our operations until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

On February 1, 2008 we entered into a promissory note agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director, pursuant to which we received proceeds of $150,000, having a face value of $150,000 plus interest of $5,000, maturing on February 29, 2008. On June 30, 2008, we extended the maturity of this promissory note to August 31, 2008 through an agreement between us and Peter Knaven.

In April 2008, we conducted a private placement offering whereby we sold 800,000 units at a price of $0.60 per unit for total proceeds of $480,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $1.00 per share.

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

Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and from inception to June 30, 2008.

Revenues

We generated $1,271 in revenues for the three months ended June 30, 2008 compared to $1,132 for the same period in 2007. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since inception on May 27, 2003 to June 30, 2008 we have generated total revenues of $49,193 in product sales and royalty payments.

Net Loss

We incurred a net loss of $410,525 for the three months ended June 30, 2008, compared to a net loss of $401,743 for the same period in 2007. From inception on May 27, 2003 to June 30, 2008, we have incurred a net loss of $6,817,177.

Our basic and diluted loss per share was $0.01 for the three months ended June 30, 2008, and $0.02 for the same period in 2007.

Expenses

Our total operating expenses increased from $375,922 to $398,685 for the three months ended June 30, 2008 compared to the same period in 2007. Our expenses have stayed relatively constant through these two periods. Since our inception on May 27, 2003 to June 30, 2008, we incurred total operating expenses of $8,069,043.

Our rent expenses increased $11,820 from $24,139 to $35,959 for the three months ended June 30, 2008 compared to the same period in 2007. This increase was mainly due to increased rent payments for our office.

Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees. Our selling, general, and administrative expenses decreased $10,305 from $291,559 to $281,254 for the three months ended June 30, 2008 compared to the same period in 2007. Since our inception on May 27, 2003 until June 30, 2008 we have spent $6,085,333 on selling, general and administrative expenses.

We incurred $81,472 in research and development expenses for the three months ended June 30, 2008 compared to $60,224 for the three months ended June 30, 2007. Since our inception on May 27, 2003 until June 30, 2008 we have spent $1,545,746 on research and development. Going forward, we anticipate that we will spend approximately $350,000 on research and development during the next 12 months.

Results of Operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

We generated $2,136 in revenues for the six months ended June 30, 2008 compared to $2,673 for the same period in 2007 in product sales and royalty payments.

Net Loss

We incurred a net loss of $2,277,035 for the six months ended June 30, 2008, compared to a net loss of $840,446 for the same period in 2007. The large increase in net loss was due to an increase in stock based compensation including an issuance of 1,000,000 options to buy shares of our common stock issued to our President.

Our basic and diluted loss per share was $0.08 for the six months ended June 30, 2008, and $0.03 for the same period in 2007.

Expenses

Our total operating expenses increased from $797,322 to $2,246,680 for the six months ended June 30, 2008 compared to the same period in 2007. This increase in expenses is due to the increase in stock based compensation issued within the period in 2008.

Our rent expenses increased $26,823 from $46,415 to $73,238 for the six months ended June 30, 2008 compared to the same period in 2007. This increase was mainly due to increased rent payments for our office.

Our selling, general, and administrative expenses increased $1,404,824 from $591,688 to $1,996,512 for the six months ended June 30, 2008 compared to the same period in 2007. This increase was once again due mostly to the issuance of stock based compensation which included an issuance to our President of 1,000,000 options to buy our common shares.

We incurred $176,930 in research and development expenses for the six months ended June 30, 2008 compared to $159,219 for the six months ended June 30, 2007. Going forward, we anticipate that we will spend approximately $350,000 on research and development during the next 12 months.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

N/A

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

For the period ended June 30, 2008, we have issued the following securities pursuant to exemptions from registration requirements:

  In April 2008, we conducted a private placement offering whereby we sold 800,000 units at a price of $0.60 per unit for total proceeds of $480,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $1.00 per share for a period of two years. These units were issued under the Regulation S exemptions from registration.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Promissory Note Extension Agreement with Peter Knaven dated June 30, 2008
10.2	Renewal Agreement with MCC Meridian Capital Corp. dated June 1, 2008 Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Wordlogic Corporation
(Registrant)

/s/ Frank R. Evanshen
Date: August 14, 2008	Frank R. Evanshen
Director, President, Chief Executive Officer,

/s/ Darrin McCormack
Date: August 14, 2008	Darrin McCormack
Chief Financial Officer, Principal Accounting Officer