Form 10-Q
period 2008-09-30
WORDLOGIC CORP
filed 2008-11-14
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, the registrant’s outstanding common stock consisted of 30,092,117 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Wordlogic Corporation (the “Company”, “Wordlogic”, “we”, “our”, “us”) for the period ended September 30, 2008 follow. All currency references in this report are in US dollars unless otherwise noted.

WORDLOGIC CORPORATION
(A Development Stage Company)
September 30, 2008

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current Assets

Cash	$16,729	$23,251
Accounts receivable	–	170
Goods and services tax receivable	6,783	38,477
Employee advances	–	2,606
Due from related parties (Note 5)	–	23,708

Total Current Assets	23,512	88,212

Property and equipment (Note 3)	12,784	18,171

Total Assets	$36,296	$106,383

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$316	$32,328
Accounts payable	172,466	127,466
Line of credit (Note 4)	44,165	14,123
Indebtedness to related parties (Note 5)	35,510	4,447
Accrued liabilities	–	2,660
Accrued interest	256,139	254,758
Note payable to related party	140,951	–
Current portion of notes payable (Note 6)	387,511	100,000

Total Current Liabilities	1,037,058	535,782

Long Term Debt

Notes payable (Note 6)	100,000	735,511

Total Liabilities	1,137,058	1,271,293

Going Concern (Note 1)
Commitments (Note 9)
Contingency (Note 10)
Subsequent Events (Note 11)

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 29,979,617 and 28,102,617 shares issued and outstanding, respectively (Note 7)	29,980	28,103
Additional paid-in capital	9,427,675	6,077,623
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(7,842,597)	(4,540,142)
Accumulated other comprehensive loss	(450,966)	(465,640)

Total Stockholders’ Deficit	(1,100,762)	(1,164,910)

Total Liabilities and Stockholders’ Deficit	$36,296	$106,383

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues
Product sales	$16,655	$371	$(443)	$1,194	$1,011
Royalty revenue	33,028	119	1,082	1,432	2,301

Total Revenues	49,683	490	639	2,626	3,312

Operating expenses
Rent, related party (Note 5)	474,118	36,154	25,010	109,392	71,425
Selling, general and administrative (Note 5)	7,001,785	916,452	142,316	2,912,964	734,004
Research and development	1,606,710	60,964	70,278	237,894	229,497

Total Operating Expenses	9,082,613	1,013,570	237,604	3,260,250	1,034,926

Loss from Operations	(9,032,930)	(1,013,080)	(236,965)	(3,257,624)	(1,031,614)

Other income (expenses)

Interest income	1,760	–	–	–	–
Interest expense:
Related parties	(59,677)	–	–	(4,871)	(7,437)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(414,008)	(12,340)	(24,311)	(39,960)	(62,671)
Gain on derivative liability	142,861	–	–	–	–
Gain on settled payables	64,640	–	–	–	–

Loss Before Income Taxes and Extraordinary Item	(9,442,597)	(1,025,420)	(261,276)	(3,302,455)	(1,101,722)

Income tax provision	–	–	–	–	–

Loss Before Extraordinary Item	(9,442,597)	(1,025,420)	(261,276)	(3,302,455)	(1,101,722)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Loss For The Period	(7,842,597)	(1,025,420)	(261,276)	(3,302,455)	(1,101,722)

Other Comprehensive Loss
Foreign currency translation adjustment	(450,966)	10,318	(35,072)	14,674	(77,429)
Comprehensive Loss	$(8,293,563)	$(1,015,102)	$(296,348)	$(3,287,781)	$(1,179,151)
Basic and diluted loss per share		$(0.03)	$(0.01)	$(0.11)	$(0.04)

Weighted average common shares outstanding		29,600,450	25,780,913	28,774,728	24,720,939

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Nine Months Ended
	September 30, 2008	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net loss	$(7,842,597)	$(3,302,455)	$(1,101,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,087	6,226	4,920
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	4,176,061	2,389,419	362,147
Amortization of debt discount	145,243	–	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	9,227	30,467	(17,009)
Employee advances	291	2,531	7,342
Bank overdraft	(3,283)	(31,072)	(63,068)
Accounts payable and accrued liabilities	(296,408)	56,085	13,071
Accrued interest payable	150,373	19,640	53,382

Net cash used in operating activities	(3,704,410)	(829,159)	(740,937)

Cash flows from investing activities:
Purchases of equipment	(26,960)	(839)	–

Net cash used in investing activities	(26,960)	(839)	–

Cash flows from financing activities:
Proceeds from related party advances	577,680	32,710	94,623
Repayment of related party advances	(565,004)	23,029	–
Proceeds from promissory notes issued to related parties	408,492	146,983	–
Repayment of related party promissory notes	(493,940)	–	(11,155)
Advances to related parties	(23,708)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	6,720
Repayment of other promissory notes	(722,076)	(348,000)	–
Payments on capital lease obligation	(12,360)	–	–
Proceeds from line of credit	75,241	32,336	–
Repayment of line of credit	(33,604)	–	(42,905)
Proceeds from stock options and warrants exercised	386,390	332,510	121
Proceeds from sale of common shares	3,330,689	630,000	1,293,608

Net cash provided by financing activities	3,827,484	849,568	1,341,012

Effect of exchange rate changes on cash	(80,915)	(26,092)	(77,429)

Net change in cash	15,199	(6,522)	522,646

Cash, beginning of period	1,530	23,251	14,990

Cash, end of period	$16,729	$16,729	$537,636

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$197,271	$3,208	$16,738

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

Reverse Merger

On March 11, 2003, WLC entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation-private company (“WCPC”), a British Columbia, Canada corporation. On May 27, 2003, WLC issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WCPC, and the two companies merged. This merger has been treated as a recapitalization of WCPC, with WLC the legal surviving entity. Since WLC had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WCPC’s common stock for the net assets of WLC. Following the closing, WLC remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WCPC owned approximately 86.74%.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At September 30, 2008 the Company has a working capital deficiency of $1,013,546 and has incurred losses of $7,842,597 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2008, and the consolidated results of its operations and consolidated cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the nine month period ended September 30, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

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

The Company reports net loss per share in accordance with SFAS No. 128, “Earnings per share”. SFAS No. 128 requires dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2008, there were 9,072,484 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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
(Expressed in US dollars)
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

i)    Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.   PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization $	September 30, 2008 Net Carrying Amount $	December 31, 2007 Net Carrying Amount $
Office equipment	3,626	3,104	522	660
Computer equipment	132,842	123,069	9,773	13,126
Computer software	6,662	6,252	410	1,760
Furniture and fixtures	14,331	12,252	2,079	2,625
	157,461	144,677	12,784	18,171

Depreciation expense totalled $6,226 and $4,920 for the nine months ended September 30, 2008 and 2007, respectively.

4.   LINE OF CREDIT

The Company has a CDN$50,000 (US$46,984) line of credit at September 30, 2008 of which CDN$3,000 (US$2,819) was unused at September 30, 2008. The interest rate on the credit line is 2% over the Royal Bank prime rate. Interest payments are due monthly. An officer of the Company has personally guaranteed the line of credit.

5.   RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)   During the nine month period ended September 30, 2008, the Company repaid the $22,757 advanced in error to a private company controlled by a director in the year ended December 31, 2007.

b)   During the nine month period ended September 30, 2008, the Company incurred $109,392 in rent to a private company controlled by a director, of which $32,345 is owing at September 30, 2008.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

5.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

c)   During the nine month period ended September 30, 2008, the Company incurred and paid management fees of $146,982 ($CAD 150,000) to a private company controlled by a director.

d)   During the nine month period ended September 30, 2008, the Company received proceeds of $140,951 ($CAD 150,000) from a director on an unsecured promissory note, having a face value of $CAD 150,000 plus interest of $CAD 5,000, maturing on April 30, 2008.  During the nine month period ended September 30, 2008, the repayment period of the note was extended to November 30, 2008. Accrued interest payable on the note totalled $4,698 ($CAD 5,000) at September 30, 2008.

e)   During the nine month period ended September 30, 2008, the Company paid $63 to a director for operating expenses incurred in the year ended December 31, 2007.

f)   During the nine month period ended September 30, 2008, the Company paid $4,384 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2007.  During the nine month period ended September 30, 2008, the Company incurred $29,032 in accounting fees with this private company, of which $3,165 is owing at September 30, 2008.

g)   During the year ended December 31, 2007, the Company advanced $951 to a corporation having former management in common with the Company.  During the nine month period ended September 30, 2008, the Company advanced a further $241, increasing the balance to $1,192, all of which was repaid leaving no balance outstanding at September 30, 2008.

h)   Included in selling, general and administration expenses is $4,767 paid to a director for out-of-pocket expenses.

6.   NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2005, the Company received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at 8% per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On June 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. During the year ended December 31, 2006, the Company received proceeds of $100,000 on a third unsecured promissory note, also bearing interest at 8% per annum, maturing October 12, 2008. No amounts were repaid as of September 30, 2008. Subsequent to September 30, 2008, the repayment period of the $100,000 note was extended to November 6, 2010 (see also Note 11). Accrued interest payable on the notes totalled $119,632 at September 30, 2008.

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007, an additional $6,720 was advanced and $60,000 was repaid.  During the nine month period ended September 30, 2008, the Company repaid $348,000, leaving a balance outstanding of $17,511. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $52,668 at September 30, 2008.

Interest expense on the notes during the nine month period ended September 30, 2008 totalled $33,439.

Maturities

Aggregate maturities required on long-term debt at September 30, 2008, are as follows:

2009	$387,511
2010	$100,000

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

h)	In July 2008, the Company issued 150,000 shares of its common stock at $1.00 per share related to the exercise of stock options to a director, for total proceeds of $150,000.

i)	In August 2008, the Company issued 125,000 shares of its common stock at $0.50 per share related to the exercise of warrants, for total proceeds of $62,500.

j)	Also in August 2008, the Company issued 300,000 shares of its common stock registered on a Form S-8 at $0.65 per share for services rendered by a consultant for total consideration of $195,000.

k)	In September 2008, the Company issued 200,000 shares of its common stock registered on a Form S-8 at $0.68 per share for services rendered by a consultant for total consideration of $136,000.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2006	2,400,770	1.25	0.17
Issued	3,513,297	0.95	1.09
Exercised	(20,000)	1.25	1.28
Expired/Cancelled	(830,770)	1.25	0.99
Balance, December 31, 2007	5,063,297	1.04	0.99
Issued	825,000	1.03	1.79
Exercised	(225,000)	0.61	–
Expired/Cancelled	(140,000)	0.75	–
Outstanding, September 30, 2008	5,523,297	1.06	1.18

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock.  Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 2,733,000 and 1,335,000, respectively under each plan, for a total remaining of  4,068,000 as at September 30, 2008.

On January 3, 2008, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director. The options carry an exercise price of $1.00 per share and vested immediately. The options expire January 3, 2013. During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $1,465,239 as a general and administrative expense in connection with these options.

On March 20, 2008, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to a consultant.  The options carry an exercise price of $0.50 per share and vested immediately.  The options expire March 20, 2013. During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $65,733 as a general and administrative expense in connection with these options.

On August 18, 2008, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a director.  The options carry an exercise price of $0.80 per share and vested immediately.  The options expire on August 18, 2013.  During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $171,224 as a general and administrative expense in connection with these options.

Also on August 18, 2008, the Company granted options to purchase a total of 215,000 shares of the Company’s common stock to a consultant.  The options carry an exercise price of $0.80 per share and vested immediately.  The options expire August 18, 2010.  During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $120,953 as a general and administrative expense in connection with these options.

On August 19, 2008, the Company adopted the 2008 Stock Compensation Plan, under which the Company is authorized to issue up to 500,000 shares of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  As at September 30, 2008, there were no shares remaining to be issued under the Stock Compensation Plan.

On September 8, 2008, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to a consultant.  The options carry an exercise price of $0.90 per share and vested immediately.  The options expire September 8, 2010.  During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $63,739 as a general and administrative expense in connection with these options.

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.14.

The weighted average assumptions used are as follows:

	Nine Month Period Ended
	September 30, 2008	September 30, 2007
Expected dividend yield	0%	0%
Risk-free interest rate	3.00%	4.75%
Expected volatility	128.60%	214.33%
Expected option life (in years)	4.43	3.50

The total intrinsic value of stock options exercised during the nine month period ended September 30, 2008 was $123,000.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	4,835,850	$1.04
Granted	1,665,000	$0.91
Exercised	(202,000)	$0.52
Expired/Cancelled	(2,548,000)	$1.42
Outstanding, September 30, 2008	3,750,850	$0.80	3.30	$nil
Exercisable, September 30, 2008	3,549,187	$0.73	3.53	$nil

A summary of the status of the Company’s nonvested shares as of September 30, 2008, and changes during the nine month period ended September 30, 2008, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	503,333	$0.85
Granted	1,665,000	$1.14
Vested	(1,966,670)	$1.06
Nonvested at September 30, 2008	201,663	$ 0.46

As at September 30, 2008, there was $92,569 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.61 years.

9.   COMMITMENTS

In addition to commitments referenced to elsewhere in the notes to the financial statements, the Company has the following commitments:

a)
The Company has entered into an agreement, effective June 1, 2008, with a director to provide services in the capacity of Chief Executive Officer requiring monthly payments of $CAD 16,667. The agreement expires on June 1, 2009.

b)
The Company has entered into an agreement, effective October 29, 2007 with an individual to provide investor relations services requiring monthly payments of $CAD 5,000. The agreement subsequently expired on October 29, 2008.

c)
The Company has entered into an agreement, effective August 21, 2007, with a company to provide investor relations services requiring monthly payments of $CAD 6,000. The agreement expired on August 21, 2008.

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

11.   SUBSEQUENT EVENTS

a)
In October 2008, the Company conducted a private placement offering whereby it sold 37,500 units at a price of $0.20 per unit for total proceeds of $7,500.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.50 per share for a period of 24 months.

b)
In October 2008, the Company entered into an agreement, effective October 1, 2008, with an individual to provide services in the capacity of Chief Operating Officer requiring monthly payments of $18,000 and options to purchase a total of 1,500,000 shares of the Company’s common stock.  The options carry an exercise price of $0.80 per share and contain cashless exercise provisions.  The options vest monthly at 40,000 per month with any remainder vesting on September 30, 2011.  The options expire 24 months after vesting.  All vested and unvested options will expire upon termination of the agreement by either party on 7 days written notice.  The agreement expires on September 30, 2011.

c)	In October 2008, the Company extended the maturity date on the $100,000 promissory note referred to in Note 6 to November 6, 2010.

d)
In October 2008, the Company conducted a private placement offering whereby it sold 75,000 units at a price of $0.20 per unit for total proceeds of $15,000.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.50 per share for a period of 24 months.

e)
On October 15, 2008, the Company adopted the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 2,000,000 shares of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $16,729 and a working capital deficiency of $1,013,546. As at September 30, 2008 our accumulated deficit was $7,842,597. For the three months ended September 30, 2008 our net loss was $1,025,420 compared to $261,276 for the same period in 2007. For the nine months ended September 30, 2008 our net loss was $3,302,455 compared to $1,101,722 for the same period in 2007. The large increase in net loss was due to an increase in selling, general and administrative expense, including an increase in the issuance of stock based compensation to our consultants.

Our loss was funded by a combination of shareholder loans, sales of our securities and borrowing from our line of credit. During the nine months ended September 30, 2008, we raised $849,568 through these financing activities, including $332,510 from the exercise of stock options and warrants, and $630,000 from the sale of our common shares. Our cash position decreased by $6,522.

We used net cash of $829,159 in operating activities for the nine months ended September 30, 2008 compared to net cash of $740,937 in operating activities for the same period in 2007. We used $839 in investing activities for the nine months ended September 30, 2008 compared to no such expenditures during the same period in 2007. The effect of exchange rates on cash was to decrease our cash position by $26,092 for the nine months ended September 30, 2008 compared to a decrease of $77,429 for the nine months ended September 30, 2007.

We entered into a consulting agreement with James P. Yano to serve as our Chief Operating Officer effective October 1, 2008 until September 30, 2011. Under the agreement, Mr. Yano will provide us with management services, develop our business model, expand our distribution channels and commercialization opportunities, and revamp our marketing strategy for our predictive text input technology for a further 12 months in exchange for a monthly salary of $18,000 and a one time grant of options to purchase 1,500,000 shares of our common stock which carry the following conditions:

•	The Options will vest at a rate of 40,000 per month, with any remainder vesting on September 30, 2011.

•	The Options are exercisable at $0.80 per share and contain cashless exercise provisions.

•	Vested Options will expire 24 months after vesting. All Options, whether vested or unvested, will expire upon the delivery of notice of the termination of the Consulting Agreement.

During the nine months ended September 30, 2008 our monthly cash requirement to sustain our operations was approximately $92,129, compared to approximately $82,326 for the same period in 2007. We expect to require a total of approximately $1,925,000 to fully carry out our business plan over the next twelve months beginning November 2008 as set out in the table below.

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

We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We are actively contacting broker/dealers in North America and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we are unsuccessful in raising enough money, we may not fully carry out our business plan.

Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and from inception to September 30, 2008.

Revenues

We generated $490 in total revenues for the three months ended September 30, 2008 compared to $639 for the same period in 2007. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since inception on May 27, 2003 to September 30, 2008 we have generated total revenues of $49,683 in product sales and royalty payments.

Net Loss

We incurred a net loss of $1,025,420 for the three months ended September 30, 2008, compared to a net loss of $261,276 for the same period in 2007. From inception on May 27, 2003 to September 30, 2008, we have incurred a net loss of $7,842,597.

Our basic and diluted loss per share was $0.03 for the three months ended September 30, 2008, and $0.01 for the same period in 2007.

Expenses

Our total operating expenses increased from $237,604 to $1,013,570 for the three months ended September 30, 2008 compared to the same period in 2007.This large increase was primarily due to increased selling, general and administrative expenses, including an increase in stock based compensation issued during the three months ended September 30, 2008. Since our inception on May 27, 2003 to June 30, 2008, we incurred total operating expenses of $9,082,613.

Our rent expenses increased $11,144 from $25,010 to $36,154 for the three months ended September 30, 2008 compared to the same period in 2007. This increase was mainly due to an increase in the monthly lease rate to rent our office.

Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees. Our selling, general, and administrative expenses increased $774,136 from $142,316 to $916,452 for the three months ended September 30, 2008 compared to the same period in 2007. The reason for the increase was due stock based compensation being issued during the three months ended September 30, 2008. From our inception on May 27, 2003 until June 30, 2008 we have spent a total of $7,001,785 on selling, general and administrative expenses.

We incurred $60,964 in research and development expenses for the three months ended September 30, 2008 compared to $70,278 for the three months ended September 30, 2007.  Since our inception on May 27, 2003 until September 30, 2008 we have spent $1,606,710 on research and development. Going forward, we anticipate that we will spend approximately $350,000 on research and development during the next 12 months.

Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues

We generated $2,626 in revenues for the nine months ended September 30, 2008 compared to $3,312 for the same period in 2007 in product sales and royalty payments.

Net Loss

We incurred a net loss of $3,302,455 for the nine months ended September 30, 2008, compared to a net loss of $1,101,722 for the same period in 2007. The large increase in net loss was due to an increase in stock based compensation during the period in 2008.

Our basic and diluted loss per share was $0.11 for the nine months ended September 30, 2008, and $0.04 for the same period in 2007.

Expenses

Our total operating expenses increased from $1,034,926 to $3,260,250 for the nine months ended September 30, 2008 compared to the same period in 2007. This increase in expenses is due partly to the increase in stock based compensation issued within the period in 2008.

Our rent expenses increased by $37,967 from $71,425 to $109,392 for the nine months ended September 30, 2008 compared to the same period in 2007. This increase was mainly due to an increase in the monthly lease rate to rent our office.

Our selling, general, and administrative expenses increased by $2,178,960 from $734,004 to $2,912,964 for the nine months ended September 30, 2008 compared to the same period in 2007. This increase was once again due mostly to the issuance of stock based compensation during the period in 2008.

We incurred $237,894 in research and development expenses for the nine months ended September 30, 2008 compared to $229,497 for the nine months ended September 30, 2007.  Going forward, we anticipate that we will spend approximately $350,000 on research and development during the next 12 months.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended December 31, 2007. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

N/A

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We filed a patent infringement lawsuit against Mercedes-Benz USA in the US District Court, District of Oregon for infringement of our patents, which are legally held by our subsidiary, 602531 BC Ltd., and we are seeking damages for patent infringement related to the use of car navigation systems in certain models of vehicles. We will also seek a threefold increase in damages and injunctive relief to prevent further infringement of our patents by Mercedes-Benz USA. The outcome of this matter is currently uncertain.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

For the period ended September 30, 2008, we have issued the following securities pursuant to exemptions from registration requirements:

•
In August 2008, we issued 125,000 shares of our common stock to a US investor pursuant to the exercise of warrants at an exercise price of $0.50 per share for proceeds of $62,500. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

•
In September 2008, as compensation for investor relations services, we issued options to purchase 100,000 shares of our common stock at an exercise price of $0.90 per share, with a vesting date of September 8, 2008. The options expire on September 8, 2010 and were granted without a prospectus pursuant to Section 4(2) of the Securities Act.

Our reliance upon the exemption under Section 4(2) of the Securities Act was based on the fact that the issuance of the securities did not involve a “public offering”. Each offering was not a "public offering" as defined in Section 4(2) due to the number of persons involved in the deal, the size of the offering, the manner of the offering and the number of securities offered. We did not undertake an offering in which we sold a high number of shares to a significant number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that the shares are restricted pursuant to Rule 144 under the Securities Act. This restriction ensures that these shares will not be immediately redistributed into the market and will therefore not be part of a "public offering". The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Additionally, the investors were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Promissory Note Extension Agreement with Peter Knaven dated August 31, 2008
10.2	Consulting Agreement with William Pipkin dated September 12, 2008
10.3	Consulting Agreement with James P. Yano dated September 30, 2008 (1)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our Form 8-K filed on October 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Wordlogic Corporation
(Registrant)

/s/ Frank R. Evanshen
Date: November 13, 2008	Frank R. Evanshen
Director, President, Chief Executive Officer

/s/ Darrin McCormack
Date: November 13, 2008	Darrin McCormack
Chief Financial Officer (Principal Financial and Accounting Officer)