Form 10-K/A
WORDLOGIC CORP
filed 2008-12-10
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number 000-32865

WORDLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0422023
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

650 West Georgia Street, Suite 2400 Vancouver, British Columbia, Canada V6B 4N7	(604) 257-3660
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 29, 2007 (computed by reference to the latest price at which the common equity was sold; $0.40): $5,030,867

Number of common shares outstanding at March 28, 2008: 28,359,617

AMENDMENT NOTICE: We are amending this Annual Report on Form 10-K due to incomplete disclosure originally provided with regard to our internal and disclosure controls.  For convenience and ease of reference, we are filing the Annual Report in its entirety with the applicable changes. You will find the amended portions in Item 9A(T) of this Annual Report.  The remainder of this Annual Report remains unchanged from the original filing.

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

**WordLogic Corporation**
**The Last Word in Text Entry**

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

Equity Compensation Plans

As of December 31, 2007, these were the securities authorized for issuance under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	4,835,850	$1.04	2,985,000
Total	4,835,850	$1.04	2,985,000

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Our fiscal year end is December 31.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1 at the end of this Annual Report on Form 10-K.

1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006.
3.	Consolidated Statements of Operations for each of the two years ended December 31, 2007 and December 31, 2006.
4.	Consolidated Statements of Stockholder’s Equity and Comprehensive Income for each of the two years ended December 31, 2007 and December 31, 2006.
5.	Consolidated Statements of Cash Flows for each of the two years ended December 31, 2007 and December 31, 2006.
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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, the Corporation determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
The Company did not maintain a sufficient complement of personnel with an appropriate level of technical knowledge of U.S. generally accepted accounting principles (“US GAAP”) including financial statement footnote disclosures, experience in the application of US GAAP commensurate with the Company’s financial accounting and reporting requirements.. This material weakness, if not remediated, has the potential to cause a material misstatement in the future.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

3.
The Company in certain instances lacked the technical expertise and processes to ensure compliance with SFAS No. 123R, Share Based Payments, and did not maintain adequate controls with respect to properly evaluating the accounting treatment on a timely basis.  This material weakness if not remediated, has the potential to cause a material misstatement in the future.

4.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has an audit committee however it is not independent.  There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2008.  A whistleblower policy is not necessary given the small size of the organization.

5.
There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection.  The Company has software based controls in place which prevent double entries and provides other detective control mechanisms such as account reconciliations.

6.	There is no segregation of duties between cash management and cash account reconciliations which may result in misappropriation of funds.

The recommendations to remediate these deficiencies are as follows:

1.	Obtain an outside consulting firm or individual knowledgeable in US GAAP for assistance in the preparation of annual and interim financial statements including accounting for share based payments.

2.	Segregate the tasks of cash account reconciliations and deposits of cash made to the Company’s bank account.

3.	Consider implementing a corporate server to back up all corporate records on a periodic basis and enhancing preventative and detective IT system controls.

4.
Appoint a minimum of three independent directors to the board of directors and then to the audit committee to review all financial statements and SEC filings and oversee the development of corporate policies

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2007.

Name and Age	Position(s) Held in Wordlogic Corporation	Tenure	Other Public Company Directorships Held by Director
Frank R. Evanshen, 59	Director, President, and Chief Executive Officer	From May 27, 2003 to present	None
Darrin McCormack, 42	Chief Financial Officer	From August 13, 2007 to present	None
Peter Knaven, 45	Director	From August 13, 2007 to present	None
	Senior Vice President	From July 1, 2004 to present
	Chief Technology Officer	From November 7, 2007 to present
T. Allen Rose, 51	Director, Secretary and Treasurer	May 27, 2003 to present	None
David Stirling, 62	Executive Vice President	November 16, 2004 to present	None

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

Darrin McCormack has been our Chief Financial Officer since August 13, 2007. Mr. McCormack is a Certified General Accountant and Certified Fraud Examiner and is the managing partner in the firm D. McCormack & Company Inc, CGA’s from July 1995 to present. D. McCormack & Company is a registered participant with the Canadian Public Accountability Oversight Board. Mr. McCormack has been a CGA in public practice since 1988. He received his diploma in Financial Accounting from Malaspina College in Nanaimo, BC in 1986.

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

Dr. David Stirling has served as our Executive Vice President of Business Development since November 16, 2004. Since before 2003, Dr. Stirling has been the Principal of Kyuquot Elementary Secondary School and the Director of the Houpsitas Adult Learning Center in Kyuquot, British Columbia. Throughout his career, Dr Stirling has been developing individual education programs for students with learning difficulties. Dr. Stirling holds a Masters degree in Education from George Washington University and a PhD in Kinesiology from the University of Saskatchewan.

Significant Employees

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Evanshen President, CEO and Director	2006	nil	nil	nil	$383,600	nil	nil	$176,412 (1)	$560,012
	2007	nil	nil	nil	$63,933	nil	nil	$187,496 (1)	$251,429
T. Allen Rose, Former CFO (5)	2006	nil	nil	nil	$191,800	nil	nil	$73,211	$265,011
	2007	nil	nil	nil	$31,967	nil	nil	$18,170	$50,137
Darrin McCormack CFO	2006	nil	nil	nil	nil	nil	nil	nil	nil
	2007	nil	nil	nil	nil	nil	nil	$16,500 (2)	$16,500
Peter Knaven Senior Vice President, Chief Technology Officer, and Director (3)	2006	$88,206	nil	nil	$75,060	nil	nil	nil	$163,266
	2007	$93,748	nil	nil	$75,060	nil	nil	nil	$168,808
David Stirling, Executive Vice President	2006	$53,806	nil	nil	$42,172	nil	nil	nil	$95,978
	2007	$32,109	nil	nil	$14,792	nil	nil	nil	$46,901
Mark Dostie(4)	2006	$90,170	nil	nil	nil	nil	nil	nil	$90,170
	2007	($7,174)	nil	nil	nil	nil	nil	nil	($7,174)

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

(4)	Mark Dostie resigned as our Chief Technology Officer on November 7, 2007.

(5)	T. Allen Rose served as our Chief Financial Officer until August 13, 2007.

Option Grants
Outstanding Equity Awards at Fiscal Year End
OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Franklin R. Evanshen	1,000,000	nil	nil	$1.75	Feb 11, 08
	600,000	nil	nil	$1.00	Apr 1, 08
Darrin McCormack	nil	nil	nil
Peter Knaven	700,850	nil	270,000	$.60	Jul 1, 11
David Stirling	100,000	nil	nil	$.60	Nov 10, 09
	50,000	nil	nil	$.70	Sep 1, 09
Mark Dostie	nil	nil	nil

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Frank R. Evanshen (3) 3710 Southridge Place West Vancouver British Columbia V7V 3H8	Common	10,603,730 (4)	28
Darrin McCormack (5) 1729 Pavenham Rd. Cowichan Bay British Columbia V0R 1N1	Common	41,300 (6)	(12)
Peter Knaven (7) 1924 Limerick Place North Vancouver British Columbia V7J 3A1	Common	2,418,170 (8)	6
T. Allen Rose (9) 724 Colborne Street New Westminster British Columbia	Common	0	0
David Stirling (10) 650 West Georgia Street, Suite 2400, Vancouver, BC, V6B 4N7	Common	216,666 (11)
All Officers and Directors as a Group	Common	13,279,866	35
Harold Gunn 1116 Ironwork Passage Vancouver British Columbia V6M 3P1	Common	6,054,836	16

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

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Consulting Agreement with 658800 BC Ltd. dated February 23, 2007 (2)
10.2	Loan Agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director dated February 1, 2008
10.3	Promissory Note to Peter Knaven dated February 1, 2008
10.4	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008
10.5	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp., a private company controlled by Frank Evanshen, our President Chief Executive Officer and director, dated March 1, 2008.
14	Code of Ethics (1)
21	Subsidiaries 602531 British Columbia Ltd., which was incorporated under the laws of British Columbia on March 2, 2000
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits to our Form 10-KSB filed on April 14, 2005.
(2) Included as an exhibit to our Form 10-KSB filed on April 6, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Wordlogic Corporation

By: /s/ Franklin R. Evanshen
Date: December 9, 2008	Franklin R. Evanshen
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Franklin R. Evanshen	President, Chief Executive	December 9, 2008
Franklin R. Evanshen	Officer, Director

/s/ Darrin McCormack	Chief Financial Officer,	December 9, 2008
Darrin McCormack	Principal Accounting Officer

/s/ T. Allen Rose	Secretary, Treasurer	December 9, 2008
T. Allen Rose	Director

/s/ Peter Knaven	Director, Senior Vice President,	December 9, 2008
Peter Knaven	Chief Technology Officer

WORDLOGIC CORPORATION
(A Development Stage Company)
December 31, 2007

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2008

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31, 2007	December 31, 2006
Assets
Current Assets
Cash	$23,251	$14,990
Accounts receivable	170	–
Goods and services tax receivable	38,477	6,433
Employee advances	2,606	9,528
Due from related parties (Note 5)	23,708	–
Total Current Assets	88,212	30,951
Property and equipment (Note 3)	18,171	19,679
Total Assets	$106,383	$50,630
Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$32,328	$63,068
Accounts payable	127,466	85,402
Line of credit (Note 4)	14,123	42,905
Indebtedness to related parties (Note 5)	4,447	79,603
Accrued expenses	2,660	6,908
Accrued interest	254,758	68,631
Current portion of long-term debt (Note 6)	100,000	–
Total Current Liabilities	535,782	346,517
Long Term Debt
Notes payable (Note 6)	735,511	888,791
Total Liabilities	1,271,293	1,235,308
Going Concern (Note 1)
Commitments (Note 10)
Subsequent Events (Note 11)
Stockholders’ Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 28,102,617 and 24,481,584 shares issued and outstanding, respectively (Note 7)	28,103	24,482
Additional paid-in capital	6,077,623	4,323,162
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(4,540,142)	(2,905,818)
Accumulated other comprehensive loss	(465,640)	(361,650)
Total Stockholders’ Deficit	(1,164,910)	(1,184,678)
Total Liabilities and Stockholders’ Deficit	$106,383	$50,630

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2007	December 31, 2007	December 31, 2006
Revenues
Product sales	$15,461	$1,161	$14,300
Royalty revenue	31,596	3,376	3,215
Total Revenues	47,057	4,537	17,515
Operating expenses
Rent, related party (Note 5)	364,726	97,853	92,068
Selling, general and administrative (Note 5)	4,088,821	925,065	1,730,034
Research and development	1,368,816	419,705	351,221
Total Operating Expenses	5,822,363	1,442,623	2,173,323
Loss from Operations	(5,775,306)	(1,438,086)	(2,155,808)
Other income (expenses)
Interest income	1,760	–	–
Interest expense:
Related parties	(54,806)	(12,210)	–
Amortization of discount on convertible note	(145,243)	–	(9,757)
Other notes, advances and amounts	(374,048)	(184,028)	(67,070)
Gain on derivative liability	142,861	–	17,812
Gain on settled payables	64,640	–	–
Loss Before Income Taxes and Extraordinary Item	(6,140,142)	(1,634,324)	(2,214,823)
Income tax provision	–	–	–
Loss Before Extraordinary Item	(6,140,142)	(1,634,324)	(2,214,823)
Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–
Net Loss	$(4,540,142)	$(1,634,324)	$(2,214,823)
Basic and diluted loss per share		$(0.07)	$(0.09)
Weighted average common shares outstanding		25,133,000	23,797,000

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2007	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(4,540,142)	$(1,634,324)	$(2,214,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,861	8,426	9,052
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	1,786,642	439,328	1,132,512
Amortization of debt discount	145,243	–	9,757
Gain on derivative liability	(142,861)	–	(17,812)
Changes in current assets and liabilities:
Receivables	(21,240)	(28,763)	7,936
Employee advances	(2,240)	7,954	(8,027)
Bank overdraft	27,789	(38,691)	63,068
Accounts payable and accrued liabilities	(352,493)	20,191	(23,312)
Accrued interest payable	130,733	161,075	(14,707)
Net cash used in operating activities	(2,875,251)	(1,064,804)	(1,056,356)
Cash flows from investing activities:
Purchases of equipment	(26,121)	(3,546)	(1,132)
Net cash used in investing activities	(26,121)	(3,546)	(1,132)
Cash flows from financing activities:
Proceeds from related party advances	544,970	–	259,169
Repayment of related party advances	(588,033)	(82,477)	(260,988)
Proceeds from promissory notes issued to related parties	261,509	–	11,115
Repayment of related party promissory notes	(493,940)	–	–
Advances to related parties	(23,708)	(23,708)	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	(418,634)
Proceeds from other promissory note	913,220	6,720	536,500
Repayment of other promissory notes	(374,076)	(60,000)	(17,709)
Payments on capital lease obligation	(12,360)	–	–
Proceeds from line of credit	42,905	–	42,905
Repayment of line of credit	(33,604)	(33,604)	–
Proceeds from stock options exercised	53,880	65	47,515
Proceeds from sale of common shares	2,700,689	1,318,689	842,000
Net cash provided by financing activities	2,977,916	1,125,685	1,041,873
Effect of exchange rate changes on cash	(54,823)	(49,074)	4,940
Net change in cash	21,721	8,261	(10,675)
Cash, beginning of period	1,530	14,990	25,665
Cash, end of period	$23,251	$23,251	$14,990
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$194,063	$17,557	$6,554

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(Expressed in US Dollars)

					Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$
Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	(270,371)	(270,371)
Comprehensive loss	–	–	–	–	–	–	(678,398)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	(97,095)	(97,095)
Comprehensive income	–	–	–	–	–	–	841,501
Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	(2,930)	(2,930)
Comprehensive loss	–	–	–	–	–	–	(1,224,494)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share - Note 7)	570,000	570	341,430	–	–	–	342,000
Common stock options exercised ($0.30/share - Note 7)	100,000	100	29,900	–	–	–	30,000
Common stock options exercised ($0.60/share - Note 7)	29,150	30	17,460	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share - Note 7)	1,000,000	1,000	499,000	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	4,940	4,940
Comprehensive loss	–	–	–	–	–	–	(2,209,883)
Balance, December 31, 2006	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share - Note 7)	200,000	200	129,800	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share - Note 7)	821,000	821	409,679	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share - Note 7)	75,000	75	29,925	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share - Note 7)	2,377,297	2,377	710,812	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share - Note 7)	40,000	40	9,960	–	–	–	10,000
Exercise of warrants ($1.25/share - Note 7)	20,000	20	24,980	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	(103,990)	(103,990)
Comprehensive loss	–	–	–	–	–	–	(1,738,314)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)

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

s)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.           PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization $	2007 Net Carrying Amount $	2006 Net Carrying Amount $
Office equipment	3,893	3,233	660	696
Computer equipment	141,748	128,622	13,126	16,213
Computer software	7,152	5,392	1,760	-
Furniture and fixtures	15,385	12,760	2,625	2,770
	168,178	150,007	18,171	19,679

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

d)
In October 2006, the Company sold 20,000 units at a price of $0.60 per share for total proceeds of $12,000. Each unit included one share of the Company’s Common Stock plus one warrant. Each warrant entitles the over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2007 and 2006 were $0.83 and $0.64 per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2007	December 31, 2006
Expected dividend yield	0%	0%
Risk-free interest rate	3.93%	4.90%
Expected volatility	116.75%	207.77%
Expected option life (in years)	3.25	6.42

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 were $476,250 and $37,085 respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	5,535,850	$ 0.96
Granted	600,000	$ 0.65
Exercised	(250,000)	$ 0.75
Expired/Cancelled	(1,050,000)	$ 0.47
Outstanding, December 31, 2007	4,835,850	$ 1.04	1.78	$2,708,076
Exercisable, December 31, 2007	4,332,517	$ 1.10	1.58	$2,166,259

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements

8.      STOCK-BASED COMPENSATION (continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the years ended December 31, 2007, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	647,218	$0.42
Granted	600,000	$1.38
Vested	(743,885)	$0.91
Nonvested at December 31, 2007	503,333	$0.85

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