Form 10-Q/A
period 2008-12-09
WORDLOGIC CORP
filed 2008-12-10
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 14, 2008, the registrant’s outstanding common stock consisted of 29,204,617 shares.

AMENDMENT NOTICE: We are amending this Quarterly Report on Form 10-Q due to incomplete disclosure originally provided with regard to our internal and disclosure controls.  For convenience and ease of reference, we are filing the Quarterly Report in its entirety with the applicable changes.  You will find the amended portions in Item 4 of this Quarterly Report.  The remainder of this Quarterly Report remains unchanged from the original filing.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of Wordlogic Corporation (the “Company”, “Wordlogic”, “we”, “our”, “us”) for the period ended March 31, 2008 follow.  All currency references in this report are in US dollars unless otherwise noted.

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$4,717	$23,251
Accounts receivable	127	170
Goods and services tax receivable	8,904	38,477
Employee advances	2,318	2,606
Due from related parties (Note 5)	1,192	23,708
Total Current Assets	17,258	88,212
Property and equipment (Note 3)	15,908	18,171
Total Assets	$33,166	$106,383
Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$7,999	$32,328
Accounts payable	109,585	127,466
Line of credit (Note 4)	46,761	14,123
Indebtedness to related parties (Note 5)	17,768	4,447
Accrued liabilities	51,610	2,660
Accrued interest	269,501	254,758
Note payable to related party	146,127	–
Current portion of note payable (Note 6)	340,000	100,000
Total Current Liabilities	989,351	535,782
Long Term Debt
Notes payable (Note 6)	267,511	735,511
Total Liabilities	1,256,862	1,271,293
Going Concern (Note 1)
Commitments (Note 9)
Subsequent Events (Note 10)
Stockholders’ Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 28,404,617 and 28,102,617 shares issued and outstanding, respectively (Note 7)	28,405	28,103
Additional paid-in capital	7,876,005	6,077,623
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(6,406,652)	(4,540,142)
Accumulated other comprehensive loss	(456,600)	(465,640)
Total Stockholders’ Deficit	(1,223,696)	(1,164,910)
Total Liabilities and Stockholders’ Deficit	$33,166	$106,383

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended
	March 31, 2008	March 31, 2008	March 31, 2007
Revenues
Product sales	$15,461	$–	$826
Royalty revenue	32,461	865	715
Total Revenues	47,922	865	1,541
Operating expenses
Rent, related party (Note 5)	402,005	37,279	22,276
Selling, general and administrative (Note 5)	5,804,079	1,715,258	300,129
Research and development	1,464,274	95,458	98,995
Total Operating Expenses	7,670,358	1,847,995	421,400
Loss from Operations	(7,622,436)	(1,847,130)	(419,859)
Other income (expenses)
Interest income	1,760	–	–
Interest expense:
Related parties	(59,677)	(4,871)	(2,975)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(388,557)	(14,509)	(15,869)
Gain on derivative liability	142,861	–	–
Gain on settled payables	64,640	–	–
Loss Before Income Taxes and Extraordinary Item	(8,006,652)	(1,866,510)	(438,703)
Income tax provision	–	–	–
Loss Before Extraordinary Item	(8,006,652)	(1,866,510)	(438,703)
Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–
Net Loss For The Period	(6,406,652)	(1,866,510)	(438,703)
Other Comprehensive Loss
Foreign currency translation adjustment	(456,600)	9,040	(4,754)
Comprehensive Loss	$(6,863,252)	$(1,857,470)	$(443,457)
Basic and diluted loss per share		$(0.07)	$(0.02)
Weighted average common shares outstanding		28,279,617	24,502,417

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended
	March 31, 2008	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(6,406,652)	$(1,866,510)	$(438,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,124	2,263	1,535
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	3,315,326	1,528,684	195,099
Amortization of debt discount	145,243	–	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	7,659	28,899	(1)
Employee advances	(2,037)	203	(3,026)
Prepaid expenses	–	–	1,995
Bank overdraft	4,070	(23,719)	(21,569)
Accounts payable and accrued liabilities	(313,560)	38,933	46,762
Accrued interest payable	154,719	23,986	17,336
Net cash used in operating activities	(3,142,512)	(267,261)	(200,572)
Cash flows from investing activities:
Purchases of equipment	(26,121)	–	–
Net cash used in investing activities	(26,121)	–	–
Cash flows from financing activities:
Proceeds from related party advances	558,733	13,763	11,440
Repayment of related party advances	(565,864)	22,169	–
Proceeds from promissory notes issued to related parties	410,777	149,268	129,922
Repayment of related party promissory notes	(493,940)	–	–
Advances to related parties	(23,708)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	–
Repayment of other promissory notes	(602,076)	(228,000)	–
Payments on capital lease obligation	(12,360)	–	–
Proceeds from line of credit	76,739	33,834	370
Repayment of line of credit	(33,604)	–	–
Proceeds from stock options and warrants exercised	173,880	120,000	–
Proceeds from sale of common shares	2,850,689	150,000	62,500
Net cash provided by financing activities	3,238,950	261,034	204,232
Effect of exchange rate changes on cash	(67,130)	(12,307)	(4,754)
Net change in cash	3,187	(18,534)	(1,094)
Cash, beginning of period	1,530	23,251	14,990
Cash, end of period	$4,717	$4,717	$13,896
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$195,209	$1,146	$1,549

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

i)           Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.           PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization $	March 31, 2008 Net Carrying Amount $	December 31, 2007 Net Carrying Amount $
Office equipment	3,759	3,154	605	660
Computer equipment	136,887	125,267	11,620	13,126
Computer software	6,907	5,632	1,275	1,760
Furniture and fixtures	14,857	12,449	2,408	2,625
	162,410	146,502	15,908	18,171

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

Interest expense on the notes during the three month period ended March 31, 2008 totalled $12,963.

Maturities

Aggregate maturities required on long-term debt at March 31, 2008, are as follows:

Within one year of March 31, 2008	$ 340,000
Within one year of March 31, 2009	$ 267,511

7.           COMMON STOCK

a)	In January 2008, the Company issued 100,000 shares of its common stock at a price of $1.00 per share for total proceeds of $100,000.

b)	Also in January 2008, the Company issued 42,000 shares of its common stock at $1.00 per share related to the exercise of stock options to a director, for total proceeds of $42,000.

c)	In February 2008, the Company issued 25,000 shares of its common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $18,750.

d)	In March 2008, the Company issued 75,000 shares of its common stock at $0.75 per share related to the exercise of warrants, for total proceeds of $56,250.

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

The weighted average assumptions used are as follows:

	Three Month Period Ended
	March 31, 2008	March 31, 2007
Expected dividend yield	0%	0%
Risk-free interest rate	3.26%	4.75%
Expected volatility	124.00%	214.33%
Expected option life (in years)	5.00	4.00

The total intrinsic value of stock options exercised during the three month period ended March 31, 2008 was $25,500.

WORDLOGIC CORPORATION
(An Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

8.      STOCK-BASED COMPENSATION (continued)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	4,835,850	$1.04
Granted	1,000,000	$1.00
Exercised	(52,000)	$0.87
Expired/Cancelled	(1,500,000)	$1.75
Outstanding, March 31, 2008	4,283,850	$0.78	2.89	$nil
Exercisable, March 31, 2008	3,892,185	$0.80	2.88	$nil

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the three month period ended March 31, 2008, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	503,333	$0.85
Granted	1,000,000	$1.47
Vested	(1,111,668)	$1.40
Nonvested at March 31, 2008	391,665	$0.48

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

(b) Changes in internal controls

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended December 31, 2007.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Also in March 2008, we issued 50,000 units at a price of $1 per unit for total proceeds of $50,000.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase a half share of common stock, exercisable at $2.00 per share for a period of 2 years. The issuance was made pursuant to Regulation S of the Securities Act.

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

Wordlogic Corporation
(Registrant)

/s/ Frank R. Evanshen
Date: December 9, 2008	Frank R. Evanshen
Director , President, Chief Executive Officer,

/s/ Darrin McCormack
Date: December 9, 2008	Darrin McCormack
Chief Financial Officer, Principal Accounting Officer