Form 10-Q/A
period 2008-12-09
WORDLOGIC CORP
filed 2008-12-10
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$21,606	$23,251
Accounts receivable	274	170
Goods and services tax receivable	11,710	38,477
Employee advances	215	2,606
Due from related parties (Note 5)	–	23,708
Total Current Assets	33,805	88,212
Property and equipment (Note 3)	15,132	18,171
Total Assets	$48,937	$106,383
Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$11,650	$32,328
Accounts payable	139,836	127,466
Line of credit (Note 4)	23,536	14,123
Indebtedness to related parties (Note 5)	–	4,447
Accrued liabilities	7,309	2,660
Accrued interest	269,165	254,758
Note payable to related party	147,102	–
Current portion of note payable (Note 6)	487,511	100,000
Total Current Liabilities	1,086,109	535,782
Long Term Debt
Notes payable (Note 6)	–	735,511
Total Liabilities	1,086,109	1,271,293
Going Concern (Note 1)
Commitments (Note 9)
Contingency (Note 10)
Subsequent Events (Note 11)
Stockholders’ Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 29,204,617 and 28,102,617 shares issued and outstanding, respectively (Note 7)	29,205	28,103
Additional paid-in capital	8,476,938	6,077,623
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(6,817,177)	(4,540,142)
Accumulated other comprehensive loss	(461,284)	(465,640)
Total Stockholders’ Deficit	(1,037,172)	(1,164,910)
Total Liabilities and Stockholders’ Deficit	$48,937	$106,383

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Month Ended		For the Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Product sales	$16,284	$823	$628	$823	$1,454
Royalty revenue	32,909	448	504	1,313	1,219
Total Revenues	49,193	1,271	1,132	2,136	2,673
Operating expenses
Rent, related party (Note 5)	437,964	35,959	24,139	73,238	46,415
Selling, general and administrative (Note 5)	6,085,333	281,254	291,559	1,996,512	591,688
Research and development	1,545,746	81,472	60,224	176,930	159,219
Total Operating Expenses	8,069,043	398,685	375,922	2,246,680	797,322
Loss from Operations	(8,019,850)	(397,414)	(374,790)	(2,244,544)	(794,649)
Other income (expenses)
Interest income	1,760	–	–	–	–
Interest expense:
Related parties	(59,677)	–	(4,462)	(4,871)	(7,437)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(401,668)	(13,111)	(22,491)	(27,620)	(38,360)
Gain on derivative liability	142,861	–	–	–	–
Gain on settled payables	64,640	–	–	–	–
Loss Before Income Taxes and Extraordinary Item	(8,417,177)	(410,525)	(401,743)	(2,277,035)	(840,446)
Income tax provision	–	–	–	–	–
Loss Before Extraordinary Item	(8,417,177)	(410,525)	(401,743)	(2,277,035)	(840,446)
Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–
Net Loss For The Period	(6,817,177)	(410,525)	(401,743)	(2,277,035)	(840,446)
Other Comprehensive Loss
Foreign currency translation adjustment	(461,284)	(4,684)	(37,603)	4,356	(42,357)
Comprehensive Loss	$(7,278,461)	$(415,209)	$(439,346)	$(2,272,679)	$(882,803)
Basic and diluted loss per share		$(0.01)	$(0.02)	$(0.08)	$(0.03)
Weighted average common shares outstanding		29,204,617	24,619,084	28,555,331	24,520,870

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(6,817,177)	$(2,277,035)	$(840,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,751	3,890	3,198
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	3,437,049	1,650,407	339,348
Amortization of debt discount	145,243	–	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	4,701	25,941	(7,971)
Employee advances	111	2,351	4,931
Bank overdraft	7,737	(20,052)	(63,068)
Accounts payable and accrued liabilities	(328,926)	23,567	152,475
Accrued interest payable	152,534	21,801	43,173
Net cash used in operating activities	(3,444,381)	(569,130)	(368,360)
Cash flows from investing activities:
Purchases of equipment	(26,972)	(851)	–
Net cash used in investing activities	(26,972)	(851)	–
Cash flows from financing activities:
Proceeds from related party advances	540,587	–	178,222
Repayment of related party advances	(564,666)	18,984	–
Proceeds from promissory notes issued to related parties	410,650	149,141	141,837
Repayment of related party promissory notes	(493,940)	–	–
Advances to related parties	(23,708)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	6,720
Repayment of other promissory notes	(722,076)	(348,000)	–
Payments on capital lease obligation	(12,360)	–	–
Proceeds from line of credit	52,847	9,942	–
Repayment of line of credit	(33,604)	–	(1,607)
Proceeds from stock options and warrants exercised	173,880	120,000	–
Proceeds from sale of common shares	3,330,679	629,990	72,540
Net cash provided by financing activities	3,557,973	580,057	397,712
Effect of exchange rate changes on cash	(66,544)	(11,721)	(42,357)
Net change in cash	20,076	(1,645)	(13,005)
Cash, beginning of period	1,530	23,251	14,990
Cash, end of period	$21,606	$21,606	$1,985
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$196,247	$2,184	$3,036

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

i)           Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.           PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization $	June 30, 2008 Net Carrying Amount $	December 31, 2007 Net Carrying Amount $
Office equipment	3,784	3,207	577	660
Computer equipment	138,640	127,237	11,403	13,126
Computer software	6,953	6,097	856	1,760
Furniture and fixtures	14,956	12,660	2,296	2,625
	164,333	149,201	15,132	18,171

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

The weighted average assumptions used are as follows:

	Six Month Period Ended
	June 30, 2008	June 30, 2007
Expected dividend yield	0%	0%
Risk-free interest rate	3.18%	4.75%
Expected volatility	124.09%	214.33%
Expected option life (in years)	5.00	3.50

The total intrinsic value of stock options exercised during the six month period ended June 30, 2008 was $25,500.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	4,835,850	$1.04
Granted	1,100,000	$0.95
Exercised	(52,000)	$0.87
Expired/Cancelled	(1,990,000)	$1.53
Outstanding, June 30, 2008	3,893,850	$0.76	3.06	$1,518,602
Exercisable, June 30, 2008	3,597,186	$0.77	3.08	$1,366,931

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the six month period ended June 30, 2008, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	503,333	$0.85
Granted	1,100,000	$1.40
Vested	(1,306,669)	$1.28
Nonvested at June 30, 2008	296,664	$0.62

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

c)
The Company has entered into a one year agreement, effective August 21, 2007, with a company to provide investor relations services requiring monthly payments of $CAD 6,000. The agreement expires on August 21, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended December 31, 2007.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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