Form 10-K
period 2008-12-31
WORDLOGIC CORP
filed 2009-03-31
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2008: $22,550,995 (Non-affiliate holdings of 19,609,561 common shares, closing price of $1.15).

Number of common shares outstanding at March 27, 2009: 34,703,496

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Wordlogic" mean Wordlogic Corporation and all of our subsidiaries, unless otherwise indicated.  All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

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

On March 15, 2007 we entered into a worldwide non-exclusive license with Cre8txt Limited of Bolton, United Kingdom. Cre8txt has developed a keyboard which utilizes the skills of people who already use SMS (Short Message Service) texting on mobile phones. Texting has become popular in Europe, North America and Asia.  Text message specific abbreviations have been developed which allow certain, experienced users to actually type text faster using a numerical keyboard layout rather than using a traditional computer QWERTY keyboard. The Cre8txt keyboard is similar to a mobile phone keypad, and will utilize the WordLogic(TM) predictive text technology. The WordLogic Prediction Engine is a powerful software tool which will predict text selected from a database of frequently used words, and will also be capable of translating SMS Text language into full text. On July 5, 2007 we delivered the first 1,000 units of our software to Cre8txt Limited of Bolton, UK.

On November 6, 2007 we were granted, through our subsidiary 602531 British Columbia Ltd., U.S. Patent No. 7,293,231, titled “Data Entry for Personal Computing Devices”, from the U.S. Patent and Trademark Office.  On January 9, 2008 we were granted our second European patent.  European Patent No. 1356368 was granted to us by the European Patent Office for the invention: “Data Entry Method and System For Personal Computer, And Corresponding Computer Readable Medium.”  As of March 31, 2009 our patent pending application number 11/133,770 is in a position of allowance with the US Patent Office.  We are now waiting until this patent is granted and expecting new developments with 3 additional patents currently in review at various patent offices.

In 2008 we advanced a claim against Mercedes-Benz USA involving damages for patent infringement for use of their car navigation system in certain 2007, 2008 and 2009 Mercedes-Benz models under US Patent No. 7293231 titled "DATA ENTRY FOR PERSONAL COMPUTING DEVICES." We are seeking 8.6% royalties of the sales of the infringing product that sell for approximately $3,000.00 to $5,000.00 per car. We will so be seeing treble damages and injunctive relief to prevent further infringement.

On September 30, 2008 we retained Mr. James P. Yano as our Chief Operations Officer.  Mr. Yano has agreed to develop our business model and expand our distribution channels, commercialization opportunities and a marketing strategy for our predictive text input technology.  Mr. Yano has over 10 years experience in sales and marketing.  In that time he has served in various executive and managerial positions with companies specializing in software and scientific equipment.  From 2001 to 2005, Mr. Yano served as a Marketing Manager with Agilent Technologies Inc., a $6 billion scientific instruments/analysis equipment maker.  During this time, Mr. Yano organized product development, strategized new product concepts, executed the introduction of new products onto the market and exceeded sales forecasts.  From 2005 to the present, Mr. Yano has been working as Vice President of Marketing and International Channels with Aspetrics, Inc, a process instrument manufacturer.  Mr. Yano once again identified new products and market opportunities and commercialized the company’s concepts through the development of relationships with manufacturers and distribution agents.

In September 2008 we also retained the services of Richard Eakle and William Pipkin.  Mr. Eakle has a history as one of the top 10 US analysts from his time as a Morgan Stanley analyst. Mr. Eakle will work towards increasing awareness of our products throughout the investment community.  Mr. Pipkin has a large amount of experience with various technology endeavors and will aid us in the planned deployment of an Intuitive Search Report which highlights our predictive input technology.

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

On March 4, 2004 European Patent No. 1171813 entitled "Data Entry for Personal Computing Devices" was granted to us by the European Patent Office. European Patent No. 1171813 has also been individually accepted in Germany, France, The United Kingdom, Italy, Finland, Spain, the Netherlands, and Portugal.

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

As of March 31, 2009 our patent pending application number 11/133,770 is in a position of allowance with the US Patent Office.  We are now waiting until this patent is granted and expecting new developments with 3 additional patents currently in review at various patent offices.

A copy of our patents can be obtained from the USPTO web site, located at www.uspto.gov or visit our web site at www.wordlogic.com to obtain a direct link to the patents.

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. We have spent $312,165 and $419,705 on research and development for the fiscal years ended December 31, 2008 and 2007, respectively.

Since our inception, we have devoted significant resources to develop our software solutions and technologies. We believe that our future success will depend, in large part, on our ability to develop new product offerings and enhance and extend the features of our existing products. Our product development branch is responsible for core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms and key computing devices. We currently have research and development operations in Vancouver, British Columbia. We have devoted and expect to continue to devote substantial resources to our research and development activities.

Employees

As of December 31, 2008, we had three employees and they were all employed on a full time basis.

Additionally, we engage various consultants in the areas of management, legal, accounting and software development.

Legislation and Government Regulation

Because we sell products through the Internet, we may be subject to rules and regulations around the world which affect business transacted on the Internet. The laws and regulations that govern our Internet commerce change rapidly. Also, because we carry on business in Canada, we are subject to laws regarding employment, taxes and other regulatory issues for our Canadian operations. The following laws and regulations applicable to Internet commerce and intellectual properties are relevant to our business:

Intellectual Property.  Copyrighted material that we develop, as well as our trade mark and patents are important to our business prospects. On October 21, 2003 we received trademark approval for the mark “WordLogic” under Reg. No. 2,774,468 pending in the United States. A similar trademark application has been approved and registered in Canada under TMA576,700. To date, we have received two European patents. On November 6, 2007 we received approval for pioneer Patent No. 7293231 titled "Data Entry for Personal Computing Devices" from the U.S. Patent and Trademark Office. We also have six additional patent applications pending in the U.S. Patent and Trademark Office in connection with U.S. Patent No. 7,293,231 However, these actions may be inadequate. We principally rely upon trademark, copyright, patent, trade secret and contract law to protect our proprietary rights. We generally intend to enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our products, content and other proprietary information.

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

The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome. While the temporary “sliding scale implementation was due to expire on April 21, 2002, on October 31, 2001, the FTC extended the implementation period through April 21, 2005.  On April 21, 2005 the “sliding scale” mechanism was extended indefinitely.

The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements is costly and may dissuade some of our customers from using our products. While we will attempt to be fully compliant with the FTC requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA. If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

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

Conformance to E-Commerce Statutory Requirements for Formation of Contracts.  We intend to conduct e-commerce on our web sites, and through affiliated web sites. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of the applicability of these laws could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

Sales Tax.  The tax treatment of goods sold over the Internet is currently unsettled. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium expired on November 1, 2003 and has not been re-enacted.  On November 1, 2007, the "Internet Tax Freedom Act Amendment Acts of 2007" was signed into law. It extends the prohibitions against multiple and discriminatory taxes on electronic commerce until November 1, 2014.

Environmental Law. To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 650 West Georgia Street, Suite 2400

Vancouver, British Columbia, Canada V6B 4N7. We rent office space from MCC Meridian Capital Corp, a company controlled by our President.  Office rent incurred by us totaled $143,109 and $97,853 during the fiscal years ended December 31, 2008 and 2007, respectively.  Research, marketing, testing, management and administrative support are currently carried out at this office.  On March 1, 2008 we renewed our lease for a term of 2 years.  Our lease payments were approximately $12,066 plus taxes for the first six months of the term and approximately $13,846 plus taxes for the remainder of the 2 year term.

As of December 31, 2008, our future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$155,231
Twelve months ended December 31, 2010	25,872
Total	$181,103

Item 3.  Legal Proceedings

On July 8, 2008, our wholly-owned subsidiary, 602531 British Columbia Ltd. ("BC"), filed a lawsuit against Mercedes-Benz USA, LLC ("MBUSA"), alleging that MBUSA has infringed and is infringing U.S. Patent No. 7,293,231 ("the '231 Patent"), which is owned by BC.  The lawsuit was filed in the United States District Court for the District of Oregon.  BC's Complaint seeks damages, attorney fees and injunctive relief.  MBUSA filed an answer denying BC's allegations and counterclaims for a declaration that the '231 Patent is invalid and not infringed by MBUSA.  MBUSA also seeks an award of attorney fees pursuant to 35 U.S.C. § 285.

In October 2008, MBUSA moved for an order transferring the case to the United States District Court for the District of New Jersey.  The motion was granted, and the case is now pending in the United States District Court for the District of New Jersey.  The parties are in the early stages of discovery, having exchanged written discovery requests and responses.  No trial date has been set.

As of March 31, 2009, other than as noted above, we are not party to any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
Fourth Quarter, 2008	$0.70	$0.25
Third Quarter, 2008	$1.78	$0.55
Second Quarter, 2008	$1.15	$0.62
First Quarter, 2008	$1.85	$0.69
Fourth Quarter, 2007	$4.38	$1.29
Third Quarter, 2007	$2.24	$0.21
Second Quarter, 2007	$0.58	$0.23
First Quarter, 2007	$0.70	$0.36

Holders

There were approximately 81 holders of record of our common stock as of March 27, 2009. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of December 31, 2008, these were the securities authorized for issuance under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,250,850	$0.80	4,432,000
Total	5,250,850	$0.80	4,432,000

We have adopted a total of 4 separate equity compensation plans for employees, officers and directors under which we are authorized to issue options to purchase shares of our common stock.  The exercise price, the number of shares and the expiry of the option are determined by the issuance committee whose functions are currently performed by our Board of Directors.

•	The 2001 equity compensation plan: The first plan is dated February 15, 2001, and pursuant to it we are authorized to grant options to acquire up to a total of 4,000,000 shares of our common stock.
•	The 2005 equity compensation plan: The second plan is dated February 15, 2005, and pursuant to it we are authorized to grant options to acquire up to a total of 3,000,000 shares of our common stock.
•	The 2008 Stock Compensation Plan: This plan is dated August 19, 2008 and pursuant to it we are authorized to grant up to 500,000 shares of our common stock.
•	The 2008 Equity Incentive Plan: This plan is dated October 15, 2008 and pursuant to it we are authorized to grant up to 2,000,000 shares of our common stock.

We currently have 2,767,000 stock options remaining for issuance under the 2001 plan, and 1,665,000 stock options remaining for issuance under the 2005 plan, for a total remaining of 4,432,000 as at December 31, 2008.  Additionally, we have 2,000,000 shares available for issuance under our 2008 Equity Incentive Plan and no shares under the 2008 Stock Compensation Plan.

Recent Sales of Unregistered Securities

From January 1, 2008 to December 31, 2008, we made the following sales of previously unreported and unregistered securities:

In October 2008, we conducted a private placement offering whereby we sold 112,500 units at a price of $0.20 per unit for total proceeds of $22,500. Each unit consisted of one share of our common stock and one warrant to purchase another share of common stock at $0.50 per share. The warrants may be exercised over a period of two years. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The relative fair value of the warrants granted in this placement, estimated at the grant date using the Black-Scholes options pricing model, was $10,872.

In December 2008, we conducted a private placement offering whereby we sold 200,000 units at a price of $0.25 per unit for total proceeds of $50,000. Each unit consisted of one share of our common stock and one warrant to purchase another share of our common stock at $0.50 per share. The warrants may be exercised over a period of two years. The offering was made in reliance on exemptions from registration contained in Section 4(2) the Securities Act of 1933, as amended. The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $21,632.

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

We did not complete any repurchases of our equity securities during the quarter ended December 31, 2008.

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

Liquidity and Capital Resources

As of December 31, 2008, we had total cash of $4,277 and a working capital deficit of $706,757. At December 31, 2008 our deficit accumulated during the development stage was $9,463,199. Our net loss of $9,463,199 from May 27, 2003 (inception) to December 31, 2008 was mostly funded by our equity financing and related party loans. During the fiscal year ended December 31, 2008, we raised $1,035,010 through the sale of our equity securities and the exercise of options compared to $1,318,689 during the same period in 2007.  We were provided a net cash amount of $898,093 from financing activities for the year ended December 31, 2008 compared to $1,161,471 during the same period in 2007. During the fiscal year ended December 31, 2008 our cash position decreased by $18,974, compared to an increase of $8,261 during the same period in 2007.

We used net cash of $1,008,376 in operating activities for the fiscal year ended December 31, 2008 compared to net cash of $1,042,302 in operating activities for the same period in 2007.  From our inception on May 27, 2003 to December 31, 2008 we have used net cash of $3,731,077 in operating activities.  We did not use any cash in investing activities during the year ended December 31, 2008 compared to net cash of $6,918 for the same period in 2007.  During the fiscal year ended December 31, 2008 our monthly cash requirement to fund our operations was approximately $84,000, compared to approximately $87,000 for the same period in 2007.

The effect of exchange rates on cash was an increase in cash of $91,309 for the fiscal year ended December 31, 2008 compared to a decrease in cash of $103,990 for the fiscal year ended December 31, 2007.  This was due to the increase in value of the US dollar versus the Canadian dollar in 2008.

We expect to require a total of approximately $1,925,000 set out as follows to fully carry out our business plan over the next twelve months beginning April 2009.  Our planned expenditures for the next twelve months include:

Description	Estimated Expenses ($)
Research and development costs for our Predictive KeyboardTM software	350,000
Management fees	500,000
Consulting fees (including legal and auditing fees)	400,000
Rent expenses	160,000
Salaries and other costs associated with third-party contractors	150,000
Marketing expenses	50,000
Travel expenses	20,000
Investor relations costs	60,000
Accrued interest expense	95,000
Other administrative expenses	140,000
Total	1,925,000

We do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from our officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We estimate that we will require additional financing of approximately $1,925,000 to carry out our planned business operations and expansion over the next 12 months.

During the year ended December 31, 2005, we received proceeds of $370,000 from two unsecured promissory notes. The notes bear interest at 8% per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On June 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. During the year ended December 31, 2006, we received proceeds of $100,000 on a third unsecured promissory note, also bearing interest at 8% per annum, maturing on October 12, 2008. On December 16, 2008 the promissory notes totalling $470,000, plus accrued interest of $119,632 were paid through the issuance of 3,930,879 shares of common stock.

During the year ended December 31, 2006, we received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 we repaid $348,000 leaving a balance of $17,511 owing as at December 31, 2008. The note bears interest at 8% per annum and matures on June 15, 2009.  Accrued interest payable on the note totalled $53,021 at December 31, 2008.

Interest expense on the notes during the years ended December 31, 2008 and 2007 totaled $33,792 and $70,229, respectively.

During the year ended December 31, 2008, we also received proceeds of $122,300 ($CAD150,000) from Peter Knaven, our director, Senior Vice President and Chief Technology Officer on an unsecured promissory note.  The note bears interest at 8% per annum, matures May 31, 2009 and includes approximately $122,300 ($CAD 150,000) of principal and all related accrued interest.

We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private ,placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may consider other financing possibilities such as bank loans. If we are unsuccessful in raising enough money, we may not fully carry out our business plan.

Results of Operations

Revenues

Our total revenues decreased $1,151 from $4,537 for the fiscal year ended December 31, 2007 to $3,386 for the fiscal year ended December 31, 2008. The decrease in total revenues was mainly due to our decreased royalty revenue.  As we are a development stage company, our revenue streams are not established and thus our product sales and royalty revenues are unstable. From May 27, 2003 (inception) to December 31, 2008 we generated total revenues of $50,443.

Total revenues during the fiscal year ended December 31, 2008 consisted of $2,020 from product sales and $1,366 from royalty revenue. Total revenues during the fiscal year ended December 31, 2007 consisted of $1,161 from product sales and $3,376 from royalty revenue.

Expenses

Our total operating expenses increased $2,447,848 to $3,890,471 for the fiscal year ended December 31, 2008 from $1,442,623 for the same period in 2007. The significant increase in total operating expenses was mainly due to increased payments to our management and more consultants hired in the fiscal year ended December 31, 2008.  From May 27, 2003 (inception) to December 31, 2008 our total operating expenses were $9,712,834, including $507,835 in rent, $7,524,018 in selling, general and administrative expenses, and $1,680,981 in research and development.

Our selling, general and administrative expenses consist of stock-based compensation, interest expenses, bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees.

Selling, general and administrative expenses increased $2,510,132 to $3,435,197 for the fiscal year ended December 31, 2008 from $925,065 for the same period in 2007. The significant increase in selling, general and administrative expenses during the fiscal year ended December 31, 2008 was mainly due to an increase of our non-cash, stock-based compensation granted to newly hired consultants.

Research and development expenses were $312,165 for the year ended December 31, 2008 compared to $419,705 for the same period in 2007.  Our rent expenses increased $45,256 to $143,109 for the year ended December 31, 2008 from $97,853 for the same period in 2007.  This increase was due to the higher cost for our office space in our new rental agreement.

Net Loss

We incurred a net loss of $4,923,057 for the year ended December 31, 2008, compared to net loss of $1,634,324 for the same period in 2007. The increase of $3,288,733 in net loss was largely the result of increased non-cash, stock-based compensation to newly hired consultants during the fiscal year ended December 31, 2008.  We incurred a loss of $3,887,085 from operations for the year ended December 31, 2008, compared to a loss from operations of $1,438,086 for the same period in 2007.  Since May 27, 2003 (inception) to December 31, 2008, we have incurred losses from operations of $9,662,391 and a net loss of $9,463,199.

Our net loss per share was $0.17 for the fiscal year ended December 31, 2008 compared to $0.07 for the same period in 2007.

Going Concern

Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, develop a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products on a timely and cost-effective basis, respond to competitive developments and emerging industry standards, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

These factors raise concerns about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue operating. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or cease our operations.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

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

Foreign Currency Translation

Our functional currency is the Canadian dollar and these financial statements have been translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation.  The Canadian dollar based accounts of our foreign operations have been translated into United States dollars using the current rate method.  Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Stock-based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006.  Our financial statements as of and for the year ended December 31, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods do not include the impact of SFAS 123(R).

Our determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by our stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WordLogic Corporation:

We have audited the accompanying balance sheet of WordLogic Corporation as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended.  The financial statements for the period from May 27, 2003 (inception) through December 31, 2006 include total revenues of $50,443 and a net comprehensive loss of $9,837,530.  Our opinion on the statements of operation, stockholders’ deficit and cash flows for the period May 27, 2003 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based on the reports of other auditors.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' deficit and cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

March 28, 2009

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31, 2008	December 31, 2007

Assets

Current Assets

Cash	$120	$4,988
Restricted cash	4,157	18,263
Accounts receivable	122	170
Goods and services tax receivable	6,206	38,477
Employee advances	179	2,606
Prepaid expenses	–	23,708

Total Current Assets	10,784	88,212

Property and equipment, net of accumulated depreciation	9,778	18,171

Total Assets	$20,562	$106,383

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$4,468	$32,328
Accounts payable	339,345	127,466
Line of credit	40,196	14,123
Indebtedness to related parties	67,157	4,447
Accrued expenses	–	2,660
Accrued interest	126,564	254,758
Note payable to related party	122,300	–
Current portion of long-term debt	17,511	100,000

Total Current Liabilities	717,541	535,782

Long Term Debt

Notes payable	–	735,511

Total Liabilities	717,541	1,271,293

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 34,222,996 and 28,102,617 shares issued and outstanding as of December 31, 2008 and 2007, respectively	34,223	28,103
Additional paid-in capital	11,371,182	6,077,623
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(9,463,199)	(4,540,142)
Accumulated other comprehensive loss	(374,331)	(465,640)

Total Stockholders’ Deficit	(696,979)	(1,164,910)

Total Liabilities and Stockholders’ Deficit	$20,562	$106,383

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2008	December 31, 2008	December 31, 2007

Revenues
Product sales	$17,481	$2,020	$1,161
Royalty revenue	32,962	1,366	3,376

Total Revenues	50,443	3,386	4,537

Operating expenses
Rent, related party	507,835	143,109	97,853
Selling, general and administrative	7,524,018	3,435,197	925,065
Research and development	1,680,981	312,165	419,705

Total Operating Expenses	9,712,834	3,890,471	1,442,623

Loss from Operations	(9,662,391)	(3,887,085)	(1,438,086)

Other income (expenses)

Interest income	1,760	–	–
Interest expense:
Related parties	(65,065)	(10,259)	(12,210)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(417,041)	(42,993)	(184,028)
Gain on derivative liability	142,861	–	–
Loss on settled liabilities	(918,080)	(982,720)	–
Loss Before Extraordinary Item	(11,063,199)	(4,923,057)	(1,634,324)

Net extraordinary gain on litigation settlement, less applicable income taxes of $0	1,600,000	–	–

Net Loss	$(9,463,199)	$(4,923,057)	$(1,634,324)

Other Comprehensive Income

Net Gain/(Loss) on Foreign Currency Translation	(374,331)	91,309	(103,990)

Net Comprehensive Income	$(9,837,530)	$(4,831,748)	$(1,738,314)

Basic and diluted loss per share		$(0.17)	$(0.07)

Weighted average common shares outstanding (basic and diluted)		29,031,872	25,133,000

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2008	December 31, 2008	December 31, 2007

Cash flows from operating activities:
Net loss	$(9,463,199)	$(4,923,057)	$(1,634,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,285	6,424	8,426
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	4,479,024	2,692,317	439,393
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	982,720	982,720	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	44,435	32,319	(32,214)
Employee advances	(15,547)	2,427	6,922
Prepaid expenses	–	23,708	(23,708)
Bank overdraft	4,468	(27,860)	(30,740)
Accounts payable and accrued liabilities	(23,197)	211,188	37,816
Accrued interest payable	158,095	(8,562)	186,127

Net cash used in operating activities	(3,731,077)	(1,008,376)	(1,042,302)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	(6,918)

Net cash used in investing activities	(26,942)	–	(6,918)

Cash flows from financing activities:
Proceeds from related party advances	767,830	62,710	77,673
Repayment of related party advances	(814,215)	–	(152,829)
Proceeds from promissory notes issued to related parties	383,809	122,300	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	6,720
Repayment of other promissory notes	(425,709)	(348,000)	(60,000)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	68,978	26,073	–
Repayment of line of credit	(28,782)	-	(28,782)
Proceeds from stock options and warrants exercised	411,325	332,510	25,000
Proceeds from sale of common shares	3,378,189	702,500	1,293,689

Net cash provided by financing activities	4,135,097	898,093	1,161,471

Effect of exchange rate changes on cash	(374,331)	91,309	(103,990)

Net change in cash	2,747	(18,974)	8,261

Cash, beginning of period	1,530	23,251	14,990

Cash, end of period	$4,277	$4,277	$23,251

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$88
Stock issued to settle notes payable plus accrued interest	$589,632	$589,632	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$198,672	$4,609	$17,557

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(Expressed in US Dollars)

	Common Stock			Additional Paid-In	Accumulated	Deficit Accumulated During Development	Accumulated Other Comprehensive
	Shares	Par Value		Capital	Deficit	Stage	Loss	Total
		$		$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657		19,017	1,504,366	(2,264,854)	–	3,806		(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007		2,907	(2,907)	–	–	–		–
Cancelled shares.	(60,000)		(60)	60	–	–	–		–
Comprehensive loss:
Net loss	–		–	–	–	(408,027)	–		(408,027)
Currency translation adjustment	–		–	–	–	–	(270,371)		(270,371)

Balance, December 31, 2003	21,863,664		21,864	1,501,519	(2,264,854)	(408,027)	(266,565)		(1,416,063)
Common stock issued in exchange for services and payables	88,000		88	47,369	–	–	–		47,457
Common stock options granted	–		–	10,344	–	–	–		10,344
Comprehensive income:
Net income	–		–	–	–	938,596	–		938,596
Currency translation adjustment	–		–	–	–	–	(97,095)		(97,095)

Balance, December 31, 2004	21,951,664		21,952	1,559,232	(2,264,854)	530,569	(363,660)		(516,761)
Sale of common stock ($0.65/share)	830,770		830	539,170	–	–	–		540,000
Common stock options granted	–		–	204,458	–	–	–		204,458
Comprehensive loss:
Net loss	–		–	–	–	(1,221,564)	–		(1,221,564)
Currency translation adjustment	–		–	–	–	–	(2,930)		(2,930)

Balance, December 31, 2005	22,782,434		22,782	2,302,860	(2,264,854)	(690,995)	(366,590)		(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000		570	341,430	–	–	–		342,000
Common stock options exercised ($0.30/share)	100,000		100	29,900	–	–	–		30,000
Common stock options exercised ($0.60/share)	29,150		30	17,460	–	–	–		17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000		1,000	499,000	–	–	–		500,000
Common stock options and warrants vested	–		–	1,132,512	–	–	–		1,132,512
Comprehensive loss:
Net loss	–		–	–	–	(2,214,823)	–		(2,214,823)
Currency translation adjustment	–		–	–	–	–	4,940		4,940

Balance, December 31, 2006	24,481,584		24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)		(1,184,678)

Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000		200	129,800	–	–	–		130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000		821	409,679	–	–	–		410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000		75	29,925	–	–	–		30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297		2,377	710,812	–	–	–		713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000		40	9,960	–	–	–		10,000
Exercise of warrants ($1.25/share)	20,000		20	24,980	–	–	–		25,000
Common stock options exercised (cashless)	87,736		88	(88)	–	–	–		–
Common stock options and warrants vested	–		–	439,393	–	–	–		439,393
Comprehensive loss:
Net loss	–		–	–	–	(1,634,324)	–		(1,634,324)
Currency translation adjustment	–		–	–	–	–	(103,990)		(103,990)

Balance, December 31, 2007	28,102,617		28,103	6,077,623	(2,264,854)	(4,540,142)	(465,640)		(1,164,910)
Sale of common stock ($1.00/share)	100,000		100	99,900	–	–	–		100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000		800	479,200	–	–	–		480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000		50	49,950	–	–	–		50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500		112	22,388	–	–	–		22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000		200	49,800	–	–	–		50,000
Exercise of warrants ($0.50/share)	125,000		125	62,375	–	–	–		62,500
Exercise of warrants ($0.75/share)	100,000		100	74,900	–	–	–		75,000
Common stock options exercised ($0.30/share)	10,000		10	2,990	–	–	–		3,000
Common stock options exercised ($1.00/share)	192,000		192	191,808	–	–	–		192,000
Common stock issued for services($0.68/share)	200,000		200	135,800	–	–	–		136,000
Common stock issued for services ($0.65/share)	300,000		300	194,700	–	–	–		195,000
Common stock issued in settlement of debt	3,930,879		3,931	1,568,421	–	–	–		1,572,352
Common stock options and warrants vested	–		–	2,361,327	–	–	–		2,361,327
Comprehensive loss:
Net loss	–		–	–	–	(4,923,057)	–		(4,923,057)
Currency translation adjustment	–		–	–	–	–	91,309		91,309

Comprehensive loss	–		–	–	–	–	–		(4,831,748)
Balance, December 31, 2008	34,222,996		34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)		(696,979)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2008 the Company has a working capital deficiency of $706,757 and has incurred losses of $9,463,199 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at December 31, 2008 or 2007.

e)	Allowance for Doubtful Accounts

The Company considers its receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. The Company recognizes an allowance for doubtful accounts on specific accounts identified at risk based on the age of the outstanding receivable and the inability or unwillingness of its customers to make the required payments, however there was no need to recognize such an allowance during the years ended December 31, 2008 and 2007.

f)	Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives as follows:

Asset	Method	Rate
Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the years ended December 31, 2008 and 2007.

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

The Company reports net loss per share in accordance with SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2008, there were 9,599,985 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive.

p)	Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. For the years ended December 31, 2008 and 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

q)	Advertising Costs

Advertising costs are charged to operations as incurred.  No advertising costs were charged during the years ended December 31, 2008 and 2007.

r)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

s)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.           RESTRICTED CASH

As of December 31, 2008 and 2007 we had restricted cash balances of $4,157 and $18,263, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.           PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of December 31, 2008 $	Net Carrying Amount as of December 31, 2008 $	Net Carrying Amount as of December 31, 2007 $
Office equipment	3,146	2,720	426	660
Computer equipment	115,264	107,610	7,654	13,126
Computer software	5,781	5,781	-	1,760
Furniture and fixtures	12,435	10,737	1,698	2,625

	136,626	126,848	9,778	18,171

Depreciation expense totalled $6,424 and $8,426 for the years ended December 31, 2008 and 2007, respectively.

5.           LINE OF CREDIT

The Company has a CDN$50,000 (US$40,767) at December 31, 2008 line of credit of which CDN$700 (US$571) was unused at December 31, 2008. The interest rate on the credit line is 2% over the Royal Bank prime rate. Interest payments are due monthly. An officer has personally guaranteed the line of credit.  At December 31, 2008 our total interest rate was 5.5% based on a Royal Bank primate rate of 3.5%.

6.           RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)
As of December 31, 2007, the Company had prepaid office rent and fees of $22,757 to a private company controlled by a director, which was applied to general and administrative expenses during the year ended December 31, 2008.

b)
The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, expiring February 28, 2010. Office rent incurred by the Company totalled $143,109 ($CAD 153,177) and $97,853 ($CAD 104,376) for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company’s future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$155,231
Twelve months ended December 31, 2010	25,872
Total	$181,103

c)
The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2009. Management fees incurred by the Company totalled $186,854 ($CAD 200,000) and $187,496 ($CAD 200,000) for the years ended December 31, 2008 and 2007, respectively.  As at December 31, 2008 the amount owing to this private company totalled $59,252.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

6.           RELATED PARTY TRANSACTIONS AND BALANCES (continued)

d)
During the year ended December 31, 2008, the Company received proceeds of $122,300 ($CAD150,000) from a director on an unsecured promissory note.  The note bears interest at 8% per annum, matures May 31, 2009 and includes $CAD 150,000 of principal and all related accrued interest.  Accrued interest payable on the note totalled $8,953 ($CAD 10,981) at December 31, 2008.  Interest expense on the note during the year ended December 31, 2008 totalled $10,259 ($CAD 10,981).

e)	During the year ended December 31, 2008, the Company paid $63 to a director for operating expenses incurred in the year ended December 31, 2007.

f)
During the year ended December 31, 2008, the Company paid $4,384 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2007.  During the year ended December 31, 2008, the Company incurred accounting fees of $30,951 with this private company, of which $7,905 is outstanding as at December 31, 2008.

g)
During the year ended December 31, 2007, the Company advanced $951 to a corporation having former management in common with the Company.  During the year ended December 31, 2008 the Company advanced a further $241, increasing the balance to $1,192, all of which was repaid leaving no balance outstanding at December 31, 2008.

h)	During the year ended December 31, 2008, the Company paid $13,080 to a director for director’s fees.

i)	During the year ended December 31, 2008, the Company incurred $93,427 with a director and officer for wages and salaries.

7.           NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2005, the Company received proceeds of $370,000 on two unsecured promissory notes. The notes bear interest at 8% per annum. The first note matured on March 1, 2007 and includes $240,000 of principal and all related accrued interest. The second note matured on May 11, 2007 and includes $130,000 of principal and all related accrued interest. On June 1, 2007 both notes were renewed for an additional 24 months beyond their initial maturity. During the year ended December 31, 2006, the Company received proceeds of $100,000 on a third unsecured promissory note, also bearing interest at 8% per annum, maturing October 12, 2008. On December 16, 2008 the promissory notes totalling $470,000, plus accrued interest of $119,632 were paid through the issuance of 3,930,879 shares of common stock.

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 the Company repaid $348,000 leaving a balance of $17,511 owing as at December 31, 2008. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $53,021 at December 31, 2008.

Interest expense on the notes during the years ended December 31, 2008 and 2007 totalled $33,792 and $70,229, respectively.

Maturities

Aggregate maturities required on long-term debt at December 31, 2008, are as follows:

Year	Amount
2009	$ 17,511

8.           COMMON STOCK

For the year ended December 31, 2008:

a)	In January 2008, the Company issued 100,000 shares of its common stock at a price of $1.00 per share for total proceeds of $100,000.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

8.           COMMON STOCK (continued)

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

e)
Also in March 2008, the Company conducted a private placement offering whereby it sold 50,000 units at a price of $1.00 per unit for total proceeds of $50,000.  Each unit consisted of one share of the Company’s common stock and one half warrant to purchase an additional share of common stock, exercisable at $2.00 per share. The relative fair value of the warrants granted in this placement, estimated at the grant date using the Black-Scholes options pricing model, was $12,768.

f)	Also in March 2008, the Company issued 10,000 shares of its common stock at $0.30 per share related to the exercise of stock options to an employee, for total proceeds of $3,000.

g)
In April 2008, the Company conducted a private placement offering whereby it sold 800,000 units at a price of $0.60 per unit for total proceeds of $480,000.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $1.00 per share. The relative fair value of the warrants granted in this placement, estimated at the grant date using the Black-Scholes options pricing model, was $197,577.

h)	In July 2008, the Company issued 150,000 shares of its common stock at $1.00 per share related to the exercise of stock options to a director, for total proceeds of $150,000.

j)	In August 2008, the Company issued 125,000 shares of its common stock at $0.50 per share related to the exercise of warrants, for total proceeds of $62,500.

k)	Also in August 2008, the Company issued 300,000 shares of its common stock registered on a Form S-8 at $0.65 per share for services rendered by a consultant for total consideration of $195,000.

l)	In September 2008, the Company issued 200,000 shares of its common stock registered on a Form S-8 at $0.68 per share for services rendered by a consultant for total consideration of $136,000.

m)
In October 2008, the Company conducted a private placement offering whereby it sold 112,500 units at a price of $0.20 per unit for total proceeds of $22,500. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.50 per share. The warrants may be exercised over a period of two years. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $10,872.

n)
In December 2008, the Company conducted a private placement offering whereby it sold 200,000 units at a price of $0.25 per unit for total proceeds of $50,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.50 per share. The warrants may be exercised over a period of two years. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $21,632.

o)
In December 2008, the Company settled outstanding promissory notes and accrued interest totalling $589,632 through the issuance of 3,930,879 shares of the Company’s common stock at a price recorded at the market price on the date of grant.  Accordingly, we recorded a loss on settlement for the difference in fair value of the shares issued and the debt extinguished.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

8.           COMMON STOCK (continued)

For the year ended December 31, 2007:

a)
In March 2007, the Company conducted a private placement offering whereby it sold 125,000 units at a price of $0.50 per unit for total proceeds of $62,500. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $12,374.

b)
In May 2007, the Company conducted a private placement offering whereby it sold 25,000 units at a price of $0.40 per unit for total proceeds of $10,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $1,944.

c)
In July 2007, the Company conducted private placement offerings whereby it sold 50,000 units at a price of $0.40 per unit for total proceeds of $20,000 and 40,000 units at a price of $0.25 per unit for total proceeds of $10,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $0.75 per share. The warrants may be exercised over a period of one year. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.  The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $8,331.

d)
In August 2007, the Company conducted private placement offerings whereby it sold 1,125,000 units at a price of $0.30 per unit for total proceeds of $337,500 and 376,000 units at a price of $0.50 per unit for total proceeds of $188,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock with 1,200,000 warrants exercisable at $1.00 per share, 176,000 at $0.75 per share and 125,000 at $0.50 per share. The warrants may be exercised over a two-year period. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended.  The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $226,318.

e)
In September 2007, the Company conducted private placement offerings whereby it sold 1,252,297 units at a price of $0.30 per unit for total proceeds of $375,689, 320,000 units at a price of $0.50 per unit for total proceeds of $160,000 and 200,000 units at a price of $0.65 per unit for total proceeds of $130,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock with 1,672,297 warrants exercisable at $1.00 per share and 100,000 warrants exercisable at $0.75 per share. The warrants may be exercised over a two-year period. The offering was made in reliance on exemptions from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, as amended. The relative fair value of the warrants granted in this placement, estimate at the grant date using the Black-Scholes options pricing model, was $310,670.

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

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

8.           COMMON STOCK (continued)

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2006	2,400,770	1.25	0.17
Issued	3,513,297	0.95	1.09
Exercised	(20,000)	1.25	–
Expired/Cancelled	(830,770)	1.25	–

Balance, December 31, 2007	5,063,297	1.04	0.99
Issued	1,137,500	0.88	1.96
Exercised	(225,000)	0.61	–
Expired/Cancelled	(140,000)	0.75	–

Outstanding, December 31, 2008	5,835,797	1.00	1.25

9.           STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock.  Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 2,767,000 and 1,665,000, respectively under each plan, for a total remaining of 4,432,000 as at December 31, 2008.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  As at December 31, 2008, shares remaining to be issued under each plan were nil and 2,000,000, respectively.

On January 3, 2008, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director. The options carry an exercise price of $1.00 per share and vested immediately. The options expire January 3, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.47. During the year ended December 31, 2008, the Company recorded stock-based compensation of $1,465,239 as a general and administrative expense in connection with these options.

On March 20, 2008, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to a consultant.  The options carry an exercise price of $0.50 per share and vested immediately.  The options expire March 20, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.66.  During the year ended December 31, 2008, the Company recorded stock-based compensation of $65,733 as a general and administrative expense in connection with these options.

On August 18, 2008, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a director.  The options carry an exercise price of $0.80 per share and vested immediately.  The options expire on August 18, 2013.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.68.  During the year ended December 31, 2008, the Company recorded stock-based compensation of $171,224 as a general and administrative expense in connection with these options.

Also on August 18, 2008, the Company granted options to purchase a total of 215,000 shares of the Company’s common stock to a consultant.  The options carry an exercise price of $0.80 per share and vested immediately.  The options expire August 18, 2010.  .  The fair value for options granted was estimated at the date of grant using the

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

9.           STOCK-BASED COMPENSATION (continued)

Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.56.  During the year ended December 31, 2008, the Company recorded stock-based compensation of $120,953 as a general and administrative expense in connection with these options.

On September 8, 2008, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to a consultant.  The options carry an exercise price of $0.90 per share and vested immediately.  The options expire September 8, 2010.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.64.  During the year ended December 31, 2008, the Company recorded stock-based compensation of $63,739 as a general and administrative expense in connection with these options.

On October 1, 2008, the Company granted options to purchase a total of 1,500,000 shares of the Company’s common stock to a consultant.  The options carry an exercise price of $0.80 per share and vest monthly commencing October 31, 2008.  The options expire September 30, 2012.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.20.  During the year ended December 31, 2008, the Company recorded stock-based compensation of $23,899 as a general and administrative expense in connection with these options.

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

On December 1, 2007, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.60 per share and vest monthly commencing December 1, 2007 through February 1, 2009. The options expire November 30, 2010. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.84. During the years ended December 31, 2007 and 2008, the Company recorded $52,956 and $376,382, respectively, in stock-based compensation as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2008 and 2007 were $0.69 and $0.83 per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2008	December 31, 2007

Expected dividend yield	0%	0%
Risk-free interest rate	2.43%	3.93%
Expected volatility	129.74%	116.75%
Expected option life (in years)	3.75	3.25

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

9.           STOCK-BASED COMPENSATION (continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 were $123,000 and $476,250 respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2007	4,835,850	$ 1.04

Granted	3,165,000	$ 0.86
Exercised	(202,000)	$ 0.52
Expired/Cancelled	(2,548,000)	$ 1.42

Outstanding, December 31, 2008	5,250,850	$ 0.80	3.25	$nil

Exercisable, December 31, 2008	3,764,188	$0.73	3.25	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the years ended December 31, 2008, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	503,333	$0.85
Granted	3,165,000	$0.69
Vested	(2,181,671)	$1.09

Nonvested at December 31, 2008	1,486,662	$ 0.23

As at December 31, 2008, there was $342,963 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.51 years.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

10.         INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2008	2007

Deferred tax assets	$1,211,145	$768,818
Valuation allowance	(1,211,145)	(768,818)

Net future income taxes	–	–

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized.  The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized.

Our tax loss carry-forwards will begin to expire in 2027.

11.         COMMITMENTS

As of December 31, 2008, the Company’s future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$155,231
Twelve months ended December 31, 2010	25,872
Total	$181,103

12.         SUBSEQUENT EVENTS

On January 1, 2009, the Company issued 200,000 shares of its common stock registered on a Form S-8 at $0.30 per share for services rendered by a consultant for total consideration of $60,000.

On January 19, 2009, the Company issued 30,500 shares of its common stock registered on a Form S-8 at $0.38 per share for services rendered by a consultant for total consideration of $11,517.

On January 22, 2009, the Company entered into an agreement with a consultant, whereby the consultant is to be paid $20,000, upon completion of services rendered.

On January 27, 2009, the Company issued 250,000 shares of its common stock registered on a Form S-8 at $0.68 per share for services rendered by a consultant for total consideration of $170,000.

On February 4, 2009, the Company entered into an agreement with a consultant, whereby the consultant is to be issued 48,780 shares at a deemed value of $0.41 for total consideration of $20,000.

On March 6, 2009, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s common stock to certain employees. The options carry an exercise price of $0.27 per share and vested immediately upon being granted. The options expire March 6, 2014.

On March 6, 2009, the Company granted options to purchase an aggregate of 100,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.27 per share and vested immediately upon being granted. The options expire March 6, 2014.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 14, 2008 we changed our independent registered accounting firm from Cordovano and Honeck LLP to Manning Elliott LLP due to the inability of Cordovano and Honeck LLP to meet the Section 203 requirements of the Sarbanes-Oxley Act regarding periodic partner rotation.  Our change in independent registered accounting firms was not the result of any disagreements with Cordovano and Honeck LLP on accounting and financial disclosure.

On February 17, 2009 we changed our independent registered accounting firm from Manning Elliott LLP to M & K CPAs, PLLC.  Our change in independent registered accounting firms was not the result of any disagreements with Manning Elliott LLP on accounting and financial disclosure.   Our audited financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 have been included in this annual report in reliance upon M & K CPAs, PLLC, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
The Company’s auditors requested some out-of-period adjustments which has led management to conclude that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that routine and non-routine accounting estimates and other adjustments were appropriately recorded, reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to force the Company to miss a filing deadline in order to implement corrective action.

The following out-of-period adjustments were made at the request of the Company’s registered public accounting firm, M&K CPAS, PLLC:

• to record the difference between the market value, as of the grant date, of shares issued to settle a debt and the value of the debt, which resulted in the Company recording a loss in the 2008 fiscal year;
• to correct a revalution of options put through in the 2008 fiscal year, which resulted in the incorrect inputs under the Black Scholes option pricing model being used in fiscal 2007;
• to record an adjustment for foreign currency; and
• to accrue for legal fees that the Company had yet to be billed for.

2.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has an audit committee; however the members of the audit committee are all executive officers and are not independent.

3.
There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection.  The Company has software based controls in place which prevent double entries and provides other detective control mechanisms such as account reconciliations.

4.	There is no segregation of duties between cash management and cash account reconciliations which may result in the misappropriation of funds.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2008.

Name and Age	Position(s) Held in Wordlogic Corporation	Tenure	Other Public Company Directorships Held by Director
Frank R. Evanshen, 60	Director, President, and Chief Executive Officer	From May 27, 2003 to present	None
Darrin McCormack, 43	Chief Financial Officer	From August 13, 2007 to present	None
Peter Knaven, 46	Director	From August 13, 2007 to present	None
	Senior Vice President	From July 1, 2004 to present
	Chief Technology Officer	From November 7, 2007 to present
T. Allen Rose, 52	Director, Secretary and Treasurer	May 27, 2003 to present	None
David Stirling, 63	Executive Vice President	November 16, 2004 to present	None
James P. Yano, 42	Chief Operations Officer	September 30, 2008 to present	None

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within our Bylaws, as pertaining to vacancies, shall hold office until a successor is elected and qualified. There are no arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Darrin McCormack has been our Chief Financial Officer since August 13, 2007. Mr. McCormack is a Certified General Accountant and Certified Fraud Examiner and is the managing partner in the firm D. McCormack & Company Inc, CGA’s from July 1995 to present. D. McCormack & Company is a registered participant with the Canadian Public Accountability Board. Mr. McCormack has been a CGA in public practice since 1988. He received his diploma in Financial Accounting from Malaspina College in Nanaimo, BC in 1986.

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

T. Allen Rose has served as the director, Secretary and Treasurer of Wordlogic Corporation since October 2001.  Upon the closing of our merger with Wordlogic Corporation on May 27, 2003 Mr. Rose was appointed as our Chief Financial Officer, Secretary, Treasurer and a director.  Mr. Rose resigned as our Chief Financial Officer on August 13, 2007. Mr. Rose is a Chartered Accountant and has been in senior financial management for numerous private and public companies since 1983. He received his Bachelor of Commerce in Finance & Accounting from McMaster University in Hamilton, Ontario in 1979.

James P. Yano has served as our Chief Operations Officer since September 30, 2008.  Mr. Yano has over 10 years experience in sales and marketing.  In that time he has served in various executive and managerial positions with companies specializing in software and scientific equipment.  From 2001 to 2005, Mr. Yano served as a Marketing Manager with Agilent Technologies Inc., a $6 Billion scientific instruments/analysis equipment maker.  During this time, Mr. Yano organized product development, strategized new product concepts, executed the introduction of new products onto the market and exceeded sales forecasts.  From 2005 to the present, Mr. Yano has been working as Vice President of Marketing and International Channels with Aspetrics, Inc, a process instrument manufacturer.  Mr. Yano once again identified new products and market opportunities and commercialized the company’s concepts through the development of relationships with manufacturers and distribution agents.

Dr. David Stirling has served as our Executive Vice President of Business Development since November 16, 2004. Since before 2003, Dr. Stirling has been the Principal of Kyuquot Elementary Secondary School and the Director of the Houpsitas Adult Learning Center in Kyuquot, British Columbia. Throughout his career, Dr. Stirling has been developing individual education programs for students with learning difficulties. Dr. Stirling holds a Masters degree in Education from George Washington University and a PhD in Kinesiology from the University of Saskatchewan.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed with the exception of reports to be filed by David Stirling. However, some were filed late.

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

Item 11.  Executive Compensation

The following table sets forth, as of December 31, 2008, compensation awarded to our Principal Executive Officer (PEO and Principal Financial Officer (PFO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last three completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Evanshen President, CEO and Director	2006	nil	nil	nil	$383,600	nil	nil	$176,412 (1)	$560,012
	2007	nil	nil	nil	$63,933	nil	nil	$187,496 (1)	$251,429
	2008	nil	nil	nil	$1,465,239	nil	nil	$186,854 (1)	$1,652,093
T. Allen Rose, Former CFO, Secretary, Treasurer (4)	2006	nil	nil	nil	$191,800	nil	nil	$73,211	$265,011
	2007	nil	nil	nil	$31,967	nil	nil	$18,170	$50,137
	2008	nil	nil	nil	$171,224	nil	nil	$13,080	$184,304
Darrin McCormack CFO	2006	nil	nil	nil	nil	nil	nil	nil	nil
	2007	nil	nil	nil	nil	nil	nil	$16,500 (2)	$16,500
	2008	nil	nil	nil	nil	nil	nil	$30,951 (2)	$30,951
Peter Knaven Senior Vice President, Chief Technology Officer, and Director (3)	2006	$88,206	nil	nil	$75,060	nil	nil	nil	$163,266
	2007	$93,748	nil	nil	$75,060	nil	nil	nil	$168,808
	2008	$93,427	nil	nil	$75,060	nil	nil	nil	$168,487
David Stirling, Executive Vice President	2006	$53,806	nil	nil	$42,172	nil	nil	nil	$95,978
	2007	$32,109	nil	nil	$14,792	nil	nil	nil	$46,901
	2008	nil	nil	nil	nil	nil	nil	nil	nil
James P. Yano, Chief Operations Officer (5)	2008	nil	nil	nil	$23,899	nil	nil	$61,857	$85,756

(1)
Represents management consulting fees paid to MCC Meridian Capital Corp. (“MCC”). MCC, a company controlled by Franklin R. Evanshen, has a management agreement with us for the services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $16,667 for services rendered.

(2)
Represents amounts incurred with D. McCormack & Company Inc., a company controlled by Darrin McCormack, for accounting and financial management services provided personally by Mr. McCormack in his role as Chief Financial Officer.  Under the agreement, fees are charged at approximately $95 ($110 CAD) per hour.

(3)
Peter Knaven has an employment agreement with us for his employment as a Software Programmer and Developer. This agreement provides that Mr. Knaven is paid approximately $8,333 per month for his services. On July 1, 2004 we entered into an agreement to grant to Mr. Knaven 1,000,000 options to purchase shares of our common stock at a price of $0.60 per share. 100,000 options were vested immediately, while 900,000 vest monthly at a rate of 15,000 per month, beginning on July 1, 2004 and ending on July 1, 2009.  Mr. Knaven was appointed as one of our directors on August 13, 2007.

(4)	T. Allen Rose served as our Chief Financial Officer until August 13, 2007 and is one of our directors.

(5)
James P. Yano has served as our Chief Operations Officer since September 30, 2008.  According to Mr. Yano’s consulting agreement, Mr. Yano will serve as the Company’s Chief Operations Officer from October 1, 2008 until September 30, 2011.  The Consulting Agreement can be renewed with consent from both parties.  Mr. Yano will be compensated with a monthly salary of $18,000 and options to purchase 1,500,000 shares of the Company’s common stock (the “Options”) with the following conditions:

a.	The Options will vest at a rate of 40,000 per month, with any remainder vesting on September 30, 2011.
b.	The Options are exercisable at $0.80 per share and contain cashless exercise provisions.
c.	Vested Options will expire 24 months after vesting. All Options, whether vested or unvested, will expire upon the delivery of notice of the termination of the Consulting Agreement.
The Consulting Agreement may be terminated by either Mr. Yano or the Company with 7 days written notice.

Option Grants
Outstanding Equity Awards at Fiscal Year End
OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Franklin R. Evanshen	850,000	nil	nil	$1.00	January 3, 2013
Darrin McCormack	nil	nil	nil	nil	nil
Peter Knaven	880,850	nil	90,000	$0.60	Jul 1, 2011
David Stirling	100,000	nil	nil	$0.60	Nov 10, 2009
	50,000	nil	nil	$0.70	Sep 1, 2009
James P. Yano	120,000	nil	1,380,000	$0.80	Sep 30, 2013 (1)

(1) The options will vest at a rate of 40,000 per month, with any remainder vesting on September 30, 2011.  Vested Options will expire 24 months after vesting.  All options, whether vested or unvested, will expire upon the delivery of notice of the termination of the Consulting Agreement with Mr. Yano.

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.
Compensation of Directors

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($)(h)
T. Allen Rose						13,080	13,080

We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of March 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our Chief Financial Officer and Chief Executive Officer have reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. They have determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 27, 2009 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 27, 2009, there were 34,703,496 common shares, 5,250,850 stock purchase options, and 5,835,797 stock purchase warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Frank R. Evanshen (3) 3710 Southridge Place West Vancouver British Columbia V7V 3H8	Common	10,684,334 (4)	23
Darrin McCormack (5) 1729 Pavenham Rd. Cowichan Bay British Columbia V0R 1N1	Common	40,000 (6)	(15)
Peter Knaven (7) 1924 Limerick Place North Vancouver British Columbia V7J 3A1	Common	2,400,370 (8)	5
T. Allen Rose (9) 724 Colborne Street New Westminster British Columbia	Common	250,000 (10)	(15)
David Stirling (11) 650 West Georgia Street, Suite 2400, Vancouver, BC, V6B 4N7	Common	216,666 (12)	(15)
James P. Yano 2508 Stanford Way Antioch, CA 94531 (13)	Common	240,000(14)	(15)
All Officers and Directors as a Group	Common	13,831,370	30
Harold Gunn 1116 Ironwork Passage Vancouver British Columbia V6M 3P1	Common	6,054,836	13

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

(2) Based on 34,703,496 issued and outstanding shares of common stock as of March 27, 2009 plus shares issuable upon exercise of options and warrants.

(3) Frank R. Evanshen is our director, President and Chief Executive Officer.

(4) Includes 8,226,883 common shares and held under his own name, 57,451 common shares held by MCC Meridian Capital Corp., a company controlled by Frank R. Evanshen as well as options and warrants to purchase 2,400,000 common shares held under his own name.

(5) Darrin McCormack was appointed as our Chief Financial Officer on August 31, 2007.

(6) Includes 20,000 common shares and warrants to purchase 20,000 common shares held directly by Darrin McCormack.

(7) Peter Knaven is our Senior Vice President and was appointed as a director on August 13, 2007. He was also appointed as Chief Technology Officer on November 7, 2007.

(8) Includes 699,787 common shares, warrants to purchase 670,637 common shares and options to purchase 970,850 common shares held under his own name, and 59,096 common shares held by Dete Contracting Ltd., a company controlled by Peter Knaven.

(9) T. Allen Rose is our director, Secretary and Treasurer.

(10) Includes options to purchase 250,000 shares of our common stock.

(11) David Stirling has been our Executive Vice President since November 16, 2004.

(13) Includes 33,333 shares of our common stock and options to purchase 183,333 shares of our common stock held directly by David Stirling.

(13) James P. Yano has been our Chief Operations Officer since September 30, 2008.

(14) Includes options to purchase 240,000 shares of our common stock.

(15) Less than 1%.

Item 13.  Certain Relationships, Related Transactions and Director Independence

As of December 31, 2007, we had prepaid office rent and fees of $22,757 to a private company controlled by one of our directors, which was applied to general and administrative expenses during the year ended December 31, 2008.

We have entered into an agreement with a private company controlled by one of our directors to rent office premises requiring monthly lease payments of approximately $11,150 ($CAD 13,846) expiring February 28, 2010.  Office rent incurred by us totaled approximately $143,109 ($CAD 153,177) and approximately $97,853 ($CAD 104,376) for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, our future minimum lease payments under our non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$155,231
Twelve months ended December 31, 2010	$25,872
Total	$181,103

We have also entered into an agreement with a private company controlled by one of our directors to provide management services requiring monthly payments of approximately $13,400 ($CAD 16,667), expiring June 1, 2009.  Management fees incurred by us totaled $186,854 ($CAD 200,000) and $187,496 ($CAD 200,000) for the years ended December 31, 2008 and 2007, respectively.  As at December 31, 2008 the amount owing to this private company totaled $59,252.

During the year ended December 31, 2008, we received proceeds of $122,300 ($CAD150,000) from a director on an unsecured promissory note.  The note bears interest at 8% per annum, matures on May 31, 2009 and includes $CAD 150,000 of principal and all related accrued interest.  Accrued interest payable on the note totalled $8,953 ($CAD 10,981) at December 31, 2008.  Interest expense on the note during the year ended December 31, 2008 totalled $10,259 ($CAD 10,981).

During the year ended December 31, 2008, we paid $63 to a director for operating expenses incurred in the year ended December 31, 2007.

During the year ended December 31, 2008, we paid $4,384 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2007.  During the year ended December 31, 2008, we incurred accounting fees of $30,951 with this private company, of which $7,905 is outstanding as at December 31, 2008.

During the year ended December 31, 2007, we advanced $951 to a corporation having former management in common with us.  During the year ended December 31, 2008 we advanced a further $241, increasing the balance to $1,192, all of which was repaid leaving no balance outstanding at December 31, 2008.

During the year ended December 31, 2008, we paid $13,080 to a director for director’s fees.

During the year ended December 31, 2008, we paid $93,427 to a director for wages and salaries.

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

We also do not currently have a definition of independence as the substantial majority of our directors are also employed in management positions as our executive officers.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Manning Elliott LLP for the audit of our annual financial statements for the year ended December 31, 2007 and by our current auditors, M &K CPAs, LLP, for the year ended December 31, 2008 and any other fees billed for other services rendered by Manning Elliott LLP and M &K CPAs, LLP during these periods. All fees are denominated in US dollars.

	Year Ended December 31, 2007	Year Ended December 31, 2008
Audit fees	$14,444	$59,484
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$14,444	$59,484

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors acted as our Audit Committee until February 19, 2008 and pre-approved all audit related services in the year ended December 31, 2008.

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

Financial Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit	Exhibit
Number	Description
10.1	Loan Agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director dated February 1, 2008 (1)
10.2	Promissory Note to Peter Knaven dated February 1, 2008 (1)
10.3	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008 (1)
10.4	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp., a private company controlled by Frank Evanshen, our President Chief Executive Officer and director, dated March 1, 2008. (1)
10.5	Promissory Note Extension Agreement with Peter Knaven dated April 30, 2008 (2)
10.6	Promissory Note Extension Agreement with Peter Knaven dated June 30, 2008 (3)
10.7	Renewal Agreement with MCC Meridian Capital Corp. dated June 1, 2008 (3)
10.8	Consulting Agreement between the Company and James P. Yano dated September 30, 2008 (4)
10.9	Promissory Note Extension Agreement with Peter Knaven dated August 31, 2008 (5)
10.10	Consulting Agreement with William Pipkin dated September 12, 2008 (5)
10.11	Debt Settlement Agreement with EH & P Investments AG executed on December 17, 2008. (6)
10.12	Promissory Note Extension Agreement with Peter Knaven dated November 30, 2008
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
(2) Filed with the SEC on May 14, 2008 as part of our Quarterly Report on Form 10-Q.
(3) Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
(4) Filed with the SEC on October 17, 2008 as part of our Current Report on Form 8-K.
(5) Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
(6) Filed with the SEC on December 22, 2008 as part of our Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Wordlogic Corporation

By: /s/ Franklin R. Evanshen
Date: March 31, 2009	Franklin R. Evanshen
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Franklin R. Evanshen	President, Chief Executive	March 31, 2009
Franklin R. Evanshen	Officer, Director

/s/ Darrin McCormack	Chief Financial Officer,	March 31, 2009
Darrin McCormack	Principal Accounting Officer

/s/ T. Allen Rose	Secretary, Treasurer	March 31, 2009
T. Allen Rose	Director

/s/ Peter Knaven	Director, Senior Vice	March 31, 2009
Peter Knaven	President, Chief Technology Officer