Form 10-Q
period 2009-03-31
WORDLOGIC CORP
filed 2009-05-15
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 000-32865

WORDLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0422023
(State or other jurisdiction of incorporation or organizationn)	(I.R.S. Employer Identification No.)

650 West Georgia Street, Suite 2400 Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

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

As of May 15, 2009, the registrant’s outstanding common stock consisted of 35,343,496 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)

Assets

Current Assets

Cash	$109	$120
Restricted cash (Note 3)	1,945	4,157
Accounts receivable	317	122
Goods and services tax receivable	6,796	6,206
Employee advances	174	179

Total Current Assets	9,341	10,784

Property and equipment, net of accumulated depreciation (Note 4)	8,785	9,778

Total Assets	$18,126	$20,562

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$397	$4,468
Accounts payable	544,025	339,345
Line of credit (Note 5)	38,056	40,196
Indebtedness to related parties (Note 6)	249,231	67,157
Accrued interest	123,754	126,564
Note payable to related party	118,925	122,300
Current portion of long-term debt (Note 7)	17,511	17,511

Total Current Liabilities	1,091,899	717,541

Long Term Debt

Notes payable (Note 7)	–	–

Total Liabilities	1,091,899	717,541

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 34,703,496 and 34,222,996 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (Note 8)	34,704	34,223
Additional paid-in capital	11,761,636	11,371,182
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(10,265,678)	(9,463,199)
Accumulated other comprehensive loss	(339,581)	(374,331)

Total Stockholders’ Deficit	(1,073,773)	(696,979)

Total Liabilities and Stockholders’ Deficit	$18,126	$20,562

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2009 (Unaudited)	March 31, 2009	March 31, 2008

Revenues
Product sales	$18,673	$1,192	$–
Royalty revenue	32,962	–	865

Total Revenues	51,635	1,192	865

Operating expenses
Rent, related party (Note 6)	540,977	33,142	37,279
Selling, general and administrative (Note 6)	8,209,295	685,277	1,715,258
Research and development	1,760,178	79,197	95,458

Total Operating Expenses	10,510,450	797,616	1,847,995

Loss from Operations	(10,458,815)	(796,424)	(1,847,130)

Other income (expenses)

Interest income	1,760	–	–
Interest expense:
Related parties (Note 6)	(68,606)	(3,541)	(4,871)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(419,555)	(2,514)	(14,509)
Gain on derivative liability	142,861	–	–
Loss on settled liabilities	(918,080)	–	–

Loss Before Extraordinary Item	(11,865,678)	(802,479)	(1,866,510)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Loss	$(10,265,678)	$(802,479)	$(1,866,510)

Other Comprehensive Income

Net Gain/(Loss) of Foreign Currency Translation	(339,581)	34,750	9,040

Net Comprehensive Income	$(10,605,259)	$(767,729)	$(1,857,470)

Basic and diluted loss per share		$(0.02)	$(0.07)

Weighted average common shares outstanding		34,703,496	28,279,617

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2009 (Unaudited)	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net loss	$(10,265,678)	$(802,479)	$(1,866,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,013	728	2,263
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	4,869,959	390,935	1,528,684
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	918,080	–	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	43,650	(785)	28,899
Employee advances	(15,542)	5	203
Bank overdraft	397	(4,071)	(23,719)
Accounts payable and accrued liabilities	246,388	204,945	38,933
Accrued interest payable	155,285	(2,810)	23,986

Net cash used in operating activities	(3,944,609)	(213,532)	(267,261)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–

Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	949,904	182,074	13,763
Repayment of related party advances	(814,215)	–	22,169
Proceeds from promissory notes issued to related parties	383,809	–	149,268
Repayment of related party promissory notes	(497,316)	(3,375)	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	–
Repayment of other promissory notes	(425,709)	–	(228,000)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	68,978	–	33,834
Repayment of line of credit	(30,922)	(2,140)	–
Proceeds from stock options and warrants exercised	411,325	–	120,000
Proceeds from sale of common shares	3,378,189	–	150,000

Net cash provided by financing activities	4,311,656	176,559	261,034

Effect of exchange rate changes on cash	(339,581)	34,750	(12,307)

Net change in cash	524	(2,223)	(18,534)

Cash, beginning of period	1,530	4,277	23,251

Cash, end of period	$2,054	$2,054	$4,717

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$589,632	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$199,881	$1,209	$1,146

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
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

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(Expressed in US Dollars)

Balance, December 31, 2006 (continued)	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	(103,990)	(103,990)

Balance, December 31, 2007	28,102,617	28,103	6,077,623	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($1.00/share)	100,000	100	99,900	–	–	–	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	–	–	–	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	2,361,327
Comprehensive loss:
Net loss	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	91,309	91,309

Balance, December 31, 2008	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(Expressed in US Dollars)

Balance, December 31, 2008 (continued)	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)

Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	170,000
Common stock options and warrants vested	–	–	144,770	–	–	–	144,770
Comprehensive loss:
Net loss	–	–	–	–	(802,479)	–	(802,479)
Currency translation adjustment	–	–	–	–	–	34,750	34,750

Balance, March 31, 2009	34,703,496	34,704	11,761,636	(2,264,854)	(10,265,678)	(339,581)	(1,073,773)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At March 31, 2009 the Company has a working capital deficiency of $1,082,558 and has incurred losses of $12,530,532 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 31, 2009 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2009, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at March 31, 2009 or December 31, 2008.

c)	Allowance for Doubtful Accounts

The Company considers its receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. The Company recognizes an allowance for doubtful accounts on specific accounts identified at risk based on the age of the outstanding receivable and the inability or unwillingness of its customers to make the required payments.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives as follows:

Asset	Method	Rate
Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the three months ended March 31, 2009 and 2008.

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

e)	Impairment of Long-Lived Assets

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

f)	Software Development Costs

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

g)	Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are charged to operations as incurred.

h)	Income Taxes

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i)	Revenue Recognition

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

j)	Financial Instruments

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

k)	Foreign Currency Translation

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

l)	Stock-based Compensation

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)	Loss per Common Share

The Company reports net loss per share in accordance with SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2009, there were 9,531,647 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

n)	Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. For the three months ended March 31, 2009 and 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

o)	Advertising Costs

Advertising costs are charged to operations as incurred.

p)	Recent Accounting Pronouncements

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.           RESTRICTED CASH

As of March 31, 2009 we had a restricted cash balance of $1,945.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.           PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of March 31, 2009 $	Net Carrying Amount as of March 31, 2009 $	Net Carrying Amount as of December 31, 2008 $
Office equipment	3,060	2,666	394	426
Computer equipment	112,083	105,260	6,823	7,654
Computer software	5,621	5,621	-	-
Furniture and fixtures	12,091	10,523	1,568	1,698

	132,855	124,070	8,785	9,778

Depreciation expense totalled $728 and $2,263 for the three months ended March 31, 2009 and 2008, respectively.

5.              LINE OF CREDIT

The Company has a CDN$50,000 (US$39,642) at March 31, 2009 line of credit of which CDN$2,000 (US$1,586) was unused at March 31, 2009. The interest rate on the credit line is 2% over the Royal Bank prime rate. Interest payments are due monthly. An officer has personally guaranteed the line of credit.

6.              RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)
The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, expiring February 28, 2010. Office rent incurred by the Company totalled $33,142 ($CAD 41,539) for the three months ended March 31, 2009.

As of March 31, 2009, the Company’s future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$155,231
Twelve months ended December 31, 2010	25,872
Total	$181,103

b)
The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2009. Management fees incurred by the Company totalled $39,893 ($CAD 50,000) for the three months ended March 31, 2009.  As at March 31, 2009 the amount owing to this private company totalled $232,537 for outstanding rent, management fees and advances.  The increase in the payable from December 31, 2008 to March 31, 2009 of $173,285 is shown as a financing activity on the Statement of Cash Flows.

c)
During the year ended December 31, 2008, the Company received proceeds of $118,925 ($CAD150,000) from a director on an unsecured promissory note.  The note bears interest at 8% per annum, matures May 31, 2009 and includes $118,925 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $12,225 ($CAD 15,419) at March 31, 2009.  Interest expense on the note during the three months ended March 31, 2009 totalled $3,541 ($CAD 4,438).

6.              RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

d)
During the year three months ended March 31, 2009, the Company paid $2,688 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2008.  During the three months ended March 31, 2009, the Company incurred accounting fees of $10,655 with this private company.  As at March 31, 2009, the amount owing to this private company totalled $16,694.  The increase in the payable from December 31, 2008 to March 31, 2009 of $8,789 is shown as a financing activity on the Statement of Cash Flows.

e)	During the three months ended March 31, 2009, the Company incurred $19,946 with a director for wages and salaries.

7.              NOTES PAYABLE

Promissory Note

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 the Company repaid $348,000. No amounts were repaid during the three months ended March 31, 2009, leaving a balance owing of $17,511. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $53,366 at March 31, 2009.

Interest expense on the note during the three months ended March 31, 2009 totalled $345.

Maturities

Aggregate maturities required on long-term debt at March 31, 2009, are as follows:

Year	Amount
2009	$17,511

8.              COMMON STOCK

a)	In January 2009, the Company issued 200,000 shares of its common stock registered on a Form S-8 at $0.30 per share for services rendered by a consultant for total consideration of $60,000.

b)	Also in January 2009, the Company issued 30,500 shares of its common stock registered on a Form S-8 at $0.53 per share for services rendered by a consultant for total consideration of $16,165.

c)	Also in January 2009, the Company issued 250,000 shares of its common stock registered on a Form S-8 at $0.68 per share for services rendered by a consultant for total consideration of $170,000.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2007	5,063,297	1.04	0.99
Issued	1,137,500	0.88	1.96
Exercised	(225,000)	0.61	–
Expired/Cancelled	(140,000)	0.75	–

Balance, December 31, 2008	5,835,797	1.00	1.25
Issued	–	–	–
Exercised	–	–	–
Expired/Cancelled	(550,000)	1.25	–

Outstanding, March 31, 2009	5,285,797	0.98	0.54

9.             STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock.  Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 1,233,000 and 1,035,000, respectively under each plan, for a total remaining of 2,268,000 as at March 31, 2009.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  As at March 31, 2009, shares remaining to be issued under each plan were nil and 1,519,500, respectively.

On March 6, 2009, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.27 per share and vested immediately. The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the three months ended March 31, 2009, the Company recorded stock-based compensation of $23,510 as a general and administrative expense in connection with these options.

Also on March 6, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to certain employees.  The options carry an exercise price of $0.27 per share and vested immediately.  The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24.  During the three months ended March 31, 2009, the Company recorded stock-based compensation of $47,020 as a general and administrative expense in connection with these options.

The weighted average assumptions used are as follows:

	Three Month Period Ended
	March 31, 2009	March 31, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	2.38%	3.26%
Expected volatility	130.11%	124.00%
Expected option life (in years)	4.29	5.00

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was $nil.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	5,250,850	$ 0.80

Granted	300,000	$ 0.27
Exercised	–	–
Expired/Cancelled	–	–

Outstanding, March 31, 2009	5,550,850	$0.77	3.11	$nil

Exercisable, March 31, 2009	4,245,850	$0.70	3.13	$nil

9.             STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s nonvested shares as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,486,662	$0.23
Granted	300,000	$0.24
Vested	(481,662)	$0.30

Nonvested at March 31, 2009	1,305,000	$ 0.21

As at March 31, 2009, there was $269,706 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.39 years.

10.            SUBSEQUENT EVENTS

On April 7, 2009, the Company granted warrants to purchase an aggregate of 240,000 shares of the Company’s common stock to a consultant.  The warrants carry an exercise price of $0.35 per share and vest monthly.  The warrants expire April 6, 2011.

On April 7, 2009, the Company granted options to purchase an aggregate of 1,000,000 shares of the Company’s common stock to a director and officer.  The options carry an exercise price of $0.35 per share and vested immediately upon being granted.  The options expire April 7, 2014.

On April 9, 2009, the Company issued 200,000 shares to a consultant at a deemed value of $0.40 per share for total consideration of $80,000.

On April 16, 2009, the Company issued 300,000 shares to a consultant at a deemed value of $0.45 per share for total consideration of $135,000.

On April 27, 2009, the Company granted options to purchase an aggregate of 1,500,000 shares of the Company’s common stock to a director and officer.  The options carry an exercise price of $0.52 per share and vested immediately upon being granted.  The options expire April 27, 2014.

On April 27, 2009, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.52 per share and vested immediately upon being granted.  The options expire April 27, 2014.

On April 27, 2009, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s common stock to certain employees. The options carry an exercise price of $0.52 per share and vested immediately upon being granted. The options expire April 27, 2014.

On April 28, 2009, the Company amended an agreement originally entered into on February 4, 2009 with a consultant, whereby the number of shares to be issued has been reduced from 48,750 to 15,000 shares at a deemed value of $0.41 per share for total consideration of $6,150.  These shares were issued on April 28, 2009.

On May 5, 2009, the Company conducted a private placement offering whereby it issued 50,000 units at a price of $0.20 per unit for total proceeds of $10,000.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $.50 per share, expiring November 5, 2010.

On May 11, 2009, the Company conducted a private placement offering whereby it issued 75,000 units at a price of $0.20 per unit for total proceeds of $15,000.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $.50 per share, expiring November 11, 2010.

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

Business Overview

Wordlogic Corporation (hereinafter referred to as "we", "us", "our” and "Wordlogic") is a software company with a technology that delivers advanced predictive text solutions designed to accelerate the entry of text and information into personal computing devices. Our target computing devices include handheld personal digital assistants (PDAs), smart phones, global positioning system (GPS), laptops, Tablet PCs, and conventional desktop computers. The Wordlogic Predictive KeyboardTM software provides a fast entry system that adapts to a user’s vocabulary and tendencies to predict the next most common letters, words, or phrases. This software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multi-lingual symbol capability and fast access to internet sites from within common software applications. In addition, this software incorporates internet search engines by which a user can highlight a word, press the search key and get the Merriam Webster Dictionary definition of the word.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $109 and a working capital deficiency of $1,082,558.  As at March 31, 2009 our accumulated deficit was $12,530,532.  For the three months ended March 31, 2009 our net loss was $802,479 compared to $1,866,510 during the same period in 2008.  The large decrease in net loss was due to a decrease in selling, general and administrative expenses.

We used net cash of $213,532 in operating activities for the three months ended March 31, 2009 compared to net cash of $267,261 in operating activities for the same period in 2008.  The effect of exchange rates on cash was an increase in cash of $34,750 for the three months ended March 31, 2009 compared to a decrease in cash of $12,307 for the three months ended March 31, 2008.

Our cash requirements during the period ended March 31, 2009 were funded by proceeds from related party advances.  During the three months ended March 31, 2009, we raised $176,559 through financing activities and our cash position decreased by $2,223.  During the same period in 2008 we raised $261,034 through financing activities and our cash position decreased by $18,534.

During the three months ended March 31, 2009 our monthly cash requirement was approximately $71,177, compared to approximately $89,087 for the same period in 2008.   We expect to require a total of approximately $1,925,000 to fully carry out our business plan over the next twelve months beginning June 2009 as set out in this table:

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

On February 1, 2008 we entered into a promissory note agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director, pursuant to which we received proceeds of $118,925 (CAD $150,000), having a face value of $118,925 (CAD $150,000) plus interest of CAD $5,000, maturing on February 29, 2008.  The maturity date on this promissory note was extended to May 31, 2009 through an agreement between us and Peter Knaven.  This note now accrues interest at 8% per annum.  Interest expense on this note during the three months ended March 31, 2009 totalled $3,541.

We have also received proceeds of $436,500 on an unsecured promissory note of which a balance of $17,511 remained as at March 31, 2009. The note bears interest at 8% per annum and matures on June 15, 2009. Accrued interest payable on the note totalled $53,366 at March 31, 2009.  Interest expense on the note during the three months ended March 31, 2009 totalled $345.

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

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and from inception to March 31, 2009.

Revenues

We generated $1,192 in revenues for the three months ended March 31, 2009 compared to $865 for the same period in 2008.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since inception on May 27, 2003 to March 31, 2009 we have generated total revenues of $51,635 in product sales and royalty payments.

Expenses

Our total operating expenses decreased from $1,847,995 to $797,616 for the three months ended March 31, 2009 compared to the same period in 2008.  Since our inception on May 27, 2003 to March 31, 2009, we incurred total operating expenses of $10,510,450.

Our rent expenses decreased $4,137 from $37,279 to $33,142 for the three months ended March 31, 2009 compared to the same period in 2008.

Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal, accounting, auditing and consulting fees.  Our selling, general, and administrative expenses decreased $1,029,981 from $1,715,258 to $685,277 for the three months ended March 31, 2009 compared to the same period in 2008.  The decrease in expenses resulted from a decrease in selling, general and administrative expenses which primarily consisted of fees paid to management and consultants through issuances of our equity securities.  Since our inception on May 27, 2003 until March 31, 2009 we have spent $8,209,295 on selling, general and administrative expenses.

We incurred $79,197 in research and development expenses for the three months ended March 31, 2009 compared to $95,458 for the three months ended March 31, 2008.   Since our inception on May 27, 2003 to March 31, 2009 we have spent $1,760,178 on research and development.  Going forward, we anticipate that we will spend approximately $350,000 on research and development during the next 12 months.

Net Loss

We incurred a net loss of $802,479 for the three months ended March 31, 2009, compared to a net loss of $1,866,510 for the same period in 2008.  The decrease in net loss resulted from a decrease in selling, general and administrative expenses which primarily consisted of fees paid to management and consultants through issuances of our equity securities.  From inception on May 27, 2003 to March 31, 2009, we have incurred a net loss of $12,530,532.

Our basic and diluted loss per share was $0.02 for the three months ended March 31, 2009, and $0.07 for the same period in 2008.

Critical Accounting Policies

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

Stock-based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. Our financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods do not include the impact of SFAS 123(R).

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls

We  carried out an evaluation, under the supervision and with the participation   of  our  management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered in this report.  Based upon that evaluation,  our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate  to allow timely decisions regarding required disclosure.

Changes in internal controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

The following are previously unreported and unregistered sales of equity securities for the period covered by this report:

•
On March 6, 2009, the Company granted options to purchase a total of 300,000 shares of the Company’s common stock to an officer and certain employees. The options carry an exercise price of $0.27 per share and vested immediately. The options expire March 6, 2014.  These options were issued pursuant to Regulation S of the Securities Act of 1933, as amended.

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

Wordlogic Corporation
(Registrant)

/s/ Frank R. Evanshen
Date: May 15, 2009	Frank R. Evanshen
Director, President, Chief Executive Officer,

/s/ Darrin McCormack
Date: May 15, 2009	Darrin McCormack
Chief Financial Officer, Principal Accounting Officer