Form 10-Q
period 2009-06-30
WORDLOGIC CORP
filed 2009-08-14
CIK 1139614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, the registrant’s outstanding common stock consisted of 38,791,829 shares.

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Current Assets

Cash	$1,384	$120
Restricted cash (Note 3)	18,816	4,157
Accounts receivable	–	122
Goods and services tax receivable	7,168	6,206
Employee advances	189	179

Total Current Assets	27,557	10,784

Property and equipment, net of accumulated depreciation (Note 4)	8,743	9,778

Total Assets	$36,300	$20,562

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$587	$4,468
Accounts payable	615,104	339,345
Line of credit (Note 5)	42,993	40,196
Indebtedness to related parties (Note 6)	398,474	67,157
Accrued interest	124,621	126,564
Note payable to related party	128,978	122,300
Current portion of note payable (Note 7)	17,511	17,511

Total Current Liabilities	1,328,268	717,541

Long Term Debt

Notes payable (Note 7)	–	–

Total Liabilities	1,328,268	717,541

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 35,916,829 and 34,222,996 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (Note 8)	35,917	34,223
Additional paid-in capital	13,472,128	11,371,182
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(12,129,219)	(9,463,199)
Accumulated other comprehensive loss	(405,940)	(374,331)

Total Stockholders’ Deficit	(1,291,968)	(696,979)

Total Liabilities and Stockholders’ Deficit	$36,300	$20,562

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2009 (Unaudited)	June 30, 2009	June 30, 2008	June 30,2009	June 30, 2008

Revenues
Product sales	$19,153	$480	$823	$1,672	$823
Royalty revenue	32,962	–	448	–	1,313

Total Revenues	52,115	480	1,271	1,672	2,136

Operating expenses
Rent, related party (Note 6)	576,992	36,015	35,959	69,157	73,238
Selling, general and administrative (Note 6)	9,893,853	1,684,558	281,254	2,369,835	1,996,512
Research and development	1,897,370	137,192	81,472	216,389	176,930

Total Operating Expenses	12,368,215	1,857,765	398,685	2,655,381	2,246,680

Loss from Operations	(12,316,100)	(1,857,285)	(397,414)	(2,653,709)	(2,244,544)

Other income (expenses)

Interest income	1,760	–	–	–	–
Interest expense:
Related parties (Note 6)	(72,495)	(3,889)	–	(7,430)	(4,871)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(421,922)	(2,367)	(13,111)	(4,881)	(27,620)
Gain on derivative liability	142,861	–	–	–	–
Gain on settled payables	(918,080)	–	–	–	–

Loss Before Extraordinary Item	(13,729,219)	(1,863,541)	(410,525)	(2,666,020)	(2,277,035)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Loss	(12,129,219)	(1,863,541)	(410,525)	(2,666,020)	(2,277,035)

Other Comprehensive Income
Net Gain/(Loss) of Foreign Currency Translation adjustment	(405,940)	(66,359)	(4,684)	(31,609)	4,356
Net Comprehensive Income	$(12,535,159)	$(1,929,900)	$(415,209)	$(2,697,629)	$(2,272,679)
Basic and diluted loss per share		$(0.05)	$(0.01)	$(0.08)	$(0.08)

Weighted average common shares outstanding		35,539,885	29,204,617	34,942,464	28,555,331

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Six Months Ended (Unaudited)
	June 30, 2009 (Unaudited)	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(12,129,219)	$(2,666,020)	$(2,277,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,804	1,519	3,890
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	6,512,974	2,033,950	1,650,407
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	982,720
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	43,595	(840)	25,941
Employee advances	(15,557)	(10)	2,351
Bank overdraft	587	(3,881)	(20,052)
Accounts payable and accrued liabilities	252,078	275,275	23,567
Accrued interest payable	156,152	(1,943)	21,801

Net cash used in operating activities	(4,093,027)	(361,950)	(569,130)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	(851)

Net cash used in investing activities	(26,942)	–	(851)

Cash flows from financing activities:
Proceeds from related party advances	1,099,147	331,317	–
Repayment of related party advances	(814,215)	–	18,984
Proceeds from promissory notes issued to related parties	390,487	6,678	149,141
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	–
Repayment of other promissory notes	(425,709)	–	(348,000)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	73,915	2,797	9,942
Repayment of line of credit	(30,922)	–	–
Proceeds from stock options and warrants exercised	423,015	11,690	120,000
Proceeds from sale of common shares	3,435,189	57,000	629,990

Net cash provided by financing activities	4,544,579	409,482	580,057

Effect of exchange rate changes on cash	(405,940)	(31,609)	(11,721)

Net change in cash	18,670	15,923	(1,645)

Cash, beginning of period	1,530	4,277	23,251

Cash, end of period	$20,200	$20,200	$21,606

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$589,632	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$200,197	$1,525	$2,184

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
(Expressed in US dollars)
(Unaudited)

					Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	(270,371)	(270,371)

Balance, December 31, 2003	21,863,664	21,864	1,501,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	(97,095)	(97,095)

Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	(2,930)	(2,930)

Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	4,940	4,940

Balance, December 31, 2006	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

Balance, December 31, 2006 (continued)	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	(103,990)	(103,990)

Balance, December 31, 2007	28,102,617	28,103	6,077,623	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($1.00/share)	100,000	100	99,900	–	–	–	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	–	–	–	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	2,361,327
Comprehensive loss:
Net loss	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	91,309	91,309

Balance, December 31, 2008	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)

Balance, December 31, 2008	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)

Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	170,000
Common stock issued for services ($0.40/share)	200,000	200	79,800	–	–	–	80,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	49,000
Common stock issued for services ($0.31/share)	100,000	100	30,900	–	–	–	31,000
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	18,000
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	11,666
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	35,000
Sale of common stock ($0.30/share)	50,000	50	14,950	–	–	–	15,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	7,000
Common stock options and warrants vested	–	–	1,377,359	–	–	–	1,377,359
Comprehensive loss:
Net loss	–	–	–	–	(2,666,020)	–	(2,666,020)
Currency translation adjustment	–	–	–	–	–	(31,609)	(31,609)

Balance, June 30, 2009	35,916,829	35,917	13,472,128	(2,264,854)	(12,129,219)	(405,940)	(1,291,968)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At June 30, 2009 the Company has a working capital deficiency of $1,300,711 and has incurred losses of $14,394,073 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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
The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2009, and the consolidated results of its operations and consolidated cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at June 30, 2009 or December 31, 2008.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition.  We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the six months ended June 30, 2009 and 2008.

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

d)	Impairment of Long-Lived Assets

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

e)	Software Development Costs

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

f)	Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are charged to operations as incurred.

g)	Income Taxes

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

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of data entry software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

The Company earns revenue from the sale of its software products and from royalties earned on software licensing agreements. Revenue from the sale of software products is recognized at the point of delivery, which occurs when customers either download the software or are shipped software products. Royalty revenue is recognized in accordance with the terms of licensing agreements and when collectability is reasonably assured, which is usually on receipt of royalty payments.

i)	Financial Instruments

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

j)	Foreign Currency Translation

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

k)	Stock-based Compensation

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

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l)	Loss per Common Share

The Company reports net loss per share in accordance with SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2009, there were 7,437,517 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive.

m)	Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. For the six months ended June 30, 2009 and 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

n)	Advertising Costs

Advertising costs are charged to operations as incurred.

o)	Recent Accounting Pronouncements

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

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.           RESTRICTED CASH

As of June 30, 2009 we had a restricted cash balance of $18,816.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.           PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of June 30, 2009 $	Net Carrying Amount as of June 30, 2009 $	Net Carrying Amount as of December 31, 2008 $
Office equipment	3,318	2,913	405	426
Computer equipment	121,558	114,831	6,727	7,654
Computer software	6,096	6,096	-	-
Furniture and fixtures	13,114	11,503	1,611	1,698

	144,086	135,343	8,743	9,778

Depreciation expense totalled $1,519 and $3,890 for the six months ended June 30, 2009 and 2008, respectively.

5.           LINE OF CREDIT

The Company has a CDN$50,000 (US$42,993) line of credit at June 30, 2009 of which CDN$nil (US$nil) was unused at June 30, 2009. The interest rate on the credit line is 2% over the Royal Bank prime rate. Interest payments are due monthly. An officer has personally guaranteed the line of credit.

6.           RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)
The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, expiring February 28, 2010. Office rent incurred by the Company totaled $69,157 ($CAD 83,078) for the six months ended June 30, 2009.

As of June 30, 2009, the Company’s future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$138,310
Twelve months ended December 31, 2010	23,052
Total	$161,362

b)
The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2010. Management fees incurred by the Company totalled $83,243 ($CAD 100,000) for the six months ended June 30, 2009.  As at June 30, 2009 the amount owing to this private company totalled $382,576 for outstanding rent, management fees and advances.  The increase in the payable from December 31, 2008 to June 30, 2009 of $331,317 is shown as a financing activity on the Statement of Cash Flows.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

6.           RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

c)
During the year ended December 31, 2008, the Company received proceeds of $128,978 ($CAD150,000) from a director on an unsecured promissory note.  The note bears interest at 8% per annum, matures October 30, 2009 and includes $128,978 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $17,117 ($CAD 19,907) at June 30, 2009.  Interest expense on the note during the six months ended June 30, 2009 totalled $7,430 ($CAD 8,926). The increase in the payable of $6,678 from December 31, 2008 to June 30, 2009 is shown as a financing activity on the Statement of Cash Flows.

d)
During the year six months ended June 30, 2009, the Company paid $2,688 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2008.  During the six months ended June 30, 2009, the Company incurred accounting fees of $14,031 with this private company.  As at June 30, 2009, the amount owing to this private company totalled $15,825.

e)
During the six months ended June 30, 2009, the Company incurred $41,622 with a director for wages and salaries. As at June 30, 2009, the amount owing to this director for out-of-pocket expenses totalled $73.

7.           NOTES PAYABLE

Promissory Note

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 the Company repaid $348,000. No amounts were repaid during the six months ended June 30, 2009, leaving a balance owing of $17,511. The note bears interest at 8% per annum and matured on June 15, 2009. Accrued interest payable on the note totalled $53,716 at June 30, 2009.  The Company is presently seeking an extension to the term of maturity.

Interest expense on the note during the six months ended June 30, 2009 totalled $695.

Maturities

Aggregate maturities required on long-term debt at June 30, 2009, are as follows:

Year	Amount
2009	$ 17,511

8.           COMMON STOCK

a)
In January 2009, the Company issued 200,000 shares of its common stock registered on a Form S-8 at $0.30 per share for services rendered by a consultant valued at $60,000 based on the price on date of grant.

b)
Also in January 2009, the Company issued 30,500 shares of its common stock registered on a Form S-8 at $0.53 per share for services rendered by a consultant valued at $16,165 based on the price on the date of grant.

c)
Also in January 2009, the Company issued 250,000 shares of its common stock registered on a Form S-8 at $0.68 per share for services rendered by a consultant valued at $170,000 based on the price on the date of grant.

d)	In April 2009, the Company issued 100,000 shares of its common stock at $0.40 per share for services rendered by consultants valued at $40,000 based on the price on the date of grant.

e)	Also in April 2009, the Company issued 100,000 shares of its common stock at $0.49 per share for services rendered by consultants valued at $49,000 based on the price on the date of grant.

f)	Also in April 2009, the Company issued 100,000 shares of its common stock at $0.31 per share for services rendered by consultants valued at $31,000 based on the price on the date of grant.

g)	Also in April 2009, the Company issued 300,000 shares of its common stock at $0.45 per share for services rendered by consultants valued at $135,000 based on the price on the date of grant.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

8.           COMMON STOCK (Continued)

h)	Also in April 2009, the Company issued 15,000 shares of its common stock at $0.41 per share for services rendered by consultants valued at $6,150 based on the price on the date of grant.

i)
In May 2009, the Company conducted a private placement offering whereby it issued 175,000 units at a price of $0.20 per unit for total proceeds of $35,000.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.50 per share.

j)	Also in May 2009, the Company issued 100,000 shares of its common stock at $0.62 per share for services rendered by consultants valued at $62,000 based on the price on the date of grant.

k)	Also in May 2009, the Company issued 40,000 shares of its common stock at $0.41 per share for services rendered by consultants valued at $16,400 based on the price on the date of grant.

l)	Also in May 2009, the Company issued 50,000 shares of its common stock at a price of $0.30 per share for total proceeds of $15,000.

m)	In June 2009, the Company issued 30,000 shares of its common stock at $0.43 per share for services rendered by consultants valued at $12,900 based on the price on the date of grant.

n)	Also in June 2009, the Company issued 100,000 shares of its common stock at $0.40 per share for services rendered by consultants valued at $40,000 based on the price on the date of grant.

o)	Also in June 2009, the Company issued 20,000 shares of its common stock at a price of $0.35 per share for total proceeds of $7,000.

p)	Also in June 2009, the Company issued 50,000 shares of its common stock at $0.36 per share for services rendered by consultants valued at $18,000 based on the price on the date of grant.

q)	Also in June 2009, the Company issued 33,333 shares of its common stock at $0.35 per share related to the exercise of stock options to a director for total proceeds of $11,667.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2007	5,063,297	1.04	0.99
Issued	1,137,500	0.88	1.96
Exercised	(225,000)	0.61	–
Expired/Cancelled	(140,000)	0.75	–

Balance, December 31, 2008	5,835,797	1.00	1.25
Issued	175,000	0.50	1.37
Exercised	–	–	–
Expired/Cancelled	(1,550,000)	1.25	–

Outstanding, June 30, 2009	4,460,797	0.90	0.43

9.           STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock.  Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 233,000 and 1,035,000, respectively under each plan, for a total remaining of 1,268,000 as at June 30, 2009.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

9.           STOCK-BASED COMPENSATION (Continued)

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  As at June 30, 2009, shares remaining to be issued under each plan were nil and 1,519,500, respectively.

On March 6, 2009, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.27 per share and vested immediately. The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the six months ended June 30, 2009, the Company recorded stock-based compensation of $23,510 as a general and administrative expense in connection with these options.

Also on March 6, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to certain employees.  The options carry an exercise price of $0.27 per share and vested immediately.  The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24.  During the six months ended June 30, 2009, the Company recorded stock-based compensation of $47,020 as a general and administrative expense in connection with these options.

On April 7, 2009, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.35 per share and vested immediately. The options expire April 7, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.26. During the six months ended June 30, 2009, the Company recorded stock-based compensation of $259,735 as a general and administrative expense in connection with these options.

Also on April 7, 2009, the Company granted options to purchase a total of 240,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.35 per share and vest monthly. The options expire April 7, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.23. During the six months ended June 30, 2009, the Company recorded stock-based compensation of $13,654 as a general and administrative expense in connection with these options.

On April 27, 2009, the Company granted options to purchase a total of 1,500,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the six months ended June 30, 2009, the Company recorded stock-based compensation of $687,383 as a general and administrative expense in connection with these options.

Also on April 27, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the six months ended June 30, 2009, the Company recorded stock-based compensation of $91,651 as a general and administrative expense in connection with these options.

Also on April 27, 2009, the Company granted options to purchase a total of 300,000 shares of the Company’s common stock to certain employees.  The options carry an exercise price of $0.52 per share and vested immediately.  The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46.  During the six months ended June 30, 2009, the Company recorded stock-based compensation of $137,476 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

9.           STOCK-BASED COMPENSATION (Continued)
The weighted average assumptions used are as follows:

	Six Month Period Ended
	June 30, 2009	June 30, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	1.80%	3.26%
Expected volatility	138.49%	124.00%
Expected option life (in years)	4.80	5.00

The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was $1,000.
The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2008	5,250,850	$ 0.80

Granted	3,540,000	$ 0.44
Exercised	(33,333)	$ 0.35
Expired/Cancelled	–	–

Outstanding, June 30, 2009	8,757,517	$ 0.66	3.49	$nil

Exercisable, June 30, 2009	7,437,517	$ 0.60	3.66	$nil

A summary of the status of the Company’s non-vested shares as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2009	1,486,662	$0.23
Granted	3,540,000	$0.37
Vested	(3,706,662)	$0.37

Nonvested at June 30, 2009	1,320,000	$ 0.20

As at June 30, 2009, there was $268,004 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.90 years.

WORDLOGIC CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

10.           SUBSEQUENT EVENTS

On July 9, 2009, the Company issued 100,000 shares of its common stock at $0.47 per share for services rendered by consultants valued at $47,000 based on the price on date of grant.

On July 13, 2009, the Company conducted a private placement offering whereby it issued 2,500,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $400,000.

On July 18, 2009, the Company issued 50,000 shares of its common stock at $0.44 per share for services rendered by consultants valued at $22,000 based on the price on date of grant.

On August 4, 2009, the Company conducted a private placement offering whereby it issued 125,000 shares to the Company's common stock at a price of $0.16 per share for total consideration of $20,000.

On August 9, 2009, the Company issued 100,000 shares of its common stock at $0.30 per share for services rendered by consultants valued at $30,000 based on the price on date of grant.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $1,384 and a working capital deficiency of $1,300,711.  As at June 30, 2009 our accumulated deficit during the development stage was $12,129,219.  For the six months ended June 30, 2009 our net loss was $2,666,020 compared to $2,277,035 during the same period in 2008.

We used net cash of $361,950 in operating activities for the six months ended June 30, 2009 compared to net cash of $569,130 in operating activities for the same period in 2008.  This decrease was due to an increase in stock based payments, instead of cash, to our consultants.  The effect of exchange rates on cash was a decrease in cash of $31,609 for the six months ended June 30, 2009 compared to a decrease in cash of $11,721 for the six months ended June 30, 2008.

Our cash requirements during the six month period ended June 30, 2009 were funded largely by proceeds from related party advances and sale of our common shares.  During the six months ended June 30, 2009, we raised net cash of $409,482 through financing activities with $331,317 as advances from related parties and $57,000 as proceeds from the sale of our common stock.  During the six months ended June 30, 2008, we raised net cash of $580,057 through financing activities with no advances from related parties, $629,990 as proceeds from the sale of our common stock, $149,141 from proceeds of promissory notes issued to related parties and $348,000 spent on repayment of other promissory notes.    During the six months ended June 30, 2009 our cash position increased by $15,923 compared to a decrease of $1,645 during the same period in 2008.

During the six months ended June 30, 2009 our monthly cash requirement was approximately $60,325, compared to approximately $94,855 for the same period in 2008.   We expect to require a total of approximately $1,925,000 to fully carry out our business plan over the next twelve months beginning in August 2009 as set out in this table:

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

On February 1, 2008 we entered into a promissory note agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director, pursuant to which we received proceeds of $128,978 (CAD $150,000), having a face value of $128,978 (CAD $150,000) plus interest of CAD $5,000, maturing on February 29, 2008.  The maturity date on this promissory note was extended to October 30, 2009 through an agreement between us and Peter Knaven.  This note now accrues interest at 8% per annum.  Interest expense on this note during the six months ended June 30, 2009 totalled $7,430.  Accrued interest payable on this note totalled $17,117 as of June 30, 2009.

During the year ended December 31, 2006, we received proceeds of $436,500 on an unsecured promissory note and repaid $17,709.  During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 we repaid $348,000.  No amounts were repaid during the six months ended June 30, 2009, leaving a balance owing of $17,511. The note bears interest at 8% per annum and matured on June 15, 2009. Accrued interest payable on the note totalled $53,716 at June 30, 2009.  We are presently seeking an extension to the term of maturity.

Interest expense on the note during the six months ended June 30, 2009 totaled $695.

As of June 30, 2009, our future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$138,310
Twelve months ended December 31, 2010	23,052
Total	$161,362

Results of Operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and from inception to June 30, 2009.

Revenues

We generated $480 in revenues for the three months ended June 30, 2009 compared to $1,271 for the same period in 2008.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since inception on May 27, 2003 to June 30, 2009 we have generated total revenues of $52,115 in product sales and royalty payments.

Expenses

Our total operating expenses increased from $398,685 to $1,857,765 for the three months ended June 30, 2009 compared to the same period in 2008.  This increase was due to an increase of $1,403,304 in selling, general and administrative expenses due largely to an increase in stock based compensation to our consultants and management.  Since our inception on May 27, 2003 to June 30, 2009, we incurred total operating expenses of $12,368,215.

Our rent expenses increased $56 from $35,959 to $36,015 for the three months ended June 30, 2009 compared to the same period in 2008 due to changes in the exchange of currency between the Canadian and US dollars.

Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal, accounting, auditing and consulting fees.  Our selling, general, and administrative expenses increased $1,403,304 from $281,254 to $1,684,558 for the three months ended June 30, 2009 compared to the same period in 2008.  This increase in expenses resulted from a large increase in stock based compensation to our consultants and management.  Since our inception on May 27, 2003 until June 30, 2009 we have spent $9,893,853 on selling, general and administrative expenses.

We incurred $137,192 in research and development expenses for the three months ended June 30, 2009 compared to $81,472 for the three months ended June 30, 2008.   Since our inception on May 27, 2003 to June 30, 2009 we have spent $1,897,370 on research and development.  Going forward, we anticipate that we will spend approximately $350,000 on research and development during the next 12 months.
Net Loss

For the three months ended June 30, 2009 our net loss was $1,863,541 compared to $410,525 during the same period in 2008.  The large increase in net loss during the three months ended June 30, 2009 compared to the same period in 2008 was due to an increase of $1,403,304 spent on selling, general and administrative expenses.  From inception on May 27, 2003 to June 30, 2009, we have incurred a net loss of $12,129,219.

Our basic and diluted loss per share was $0.05 for the three months ended June 30, 2009, and $0.01 for the same period in 2008.

Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Revenues

We generated $1,672 in revenues for the six months ended June 30, 2009 compared to $2,136 for the same period in 2008.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.

Expenses

Our total operating expenses increased from $2,246,680 to $2,655,381 for the six months ended June 30, 2009 compared to the same period in 2008.

Our rent expenses decreased $4,081 from $73,238 to $69,157 for the six months ended June 30, 2009 compared to the same period in 2008.

Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal, accounting, auditing and consulting fees.  Our selling, general, and administrative expenses increased $373,323 from $1,996,512 to $2,369,835 for the six months ended June 30, 2009 compared to the same period in 2008.  This increase in expenses resulted from an increase in stock based compensation to our consultants and management.

We incurred $216,389 in research and development expenses for the six months ended June 30, 2009 compared to $176,930 for the six months ended June 30, 2008.
Net Loss

We incurred a net loss of $2,666,020 for the six months ended June 30, 2009, compared to a net loss of $2,277,035 for the same period in 2008.  Our basic and diluted loss per share was $0.08 for the six months ended June 30, 2009, and $0.08 for the same period in 2008.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended December 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

The following are previously unreported and unregistered sales of equity securities for the period covered by this report:

•
Between April and June 2009 we issued a total of 500,000 shares of our common stock to consultants for services rendered under a consulting agreement entered into on February 4, 2009.  Pursuant to the terms of the consulting agreement, we have agreed to issue 100,000 shares per month to the consultants for a period of 24 months for an aggregate total of 2,400,000 shares of our common stock. These securities were issued pursuant to the exemption from registration requirements found in Section 4(2) of the Securities Act.

•
In April 2009, we issued 300,000 shares of our common stock at $0.45 per share for services rendered by consultants valued at $135,000 based on the price on the date of grant.  These securities were issued pursuant to the exemption from registration requirements found in Section 4(2) of the Securities Act.

•
In April 2009, we issued 15,000 shares of our common stock at $0.41 per share for services rendered by consultants valued at $6,150 based on the price on the date of grant.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In April 2009, we granted options to purchase 1,000,000 shares of our common stock to our President and director at a price of $0.35 per share.  These options, if unexercised, will expire on April 7, 2014.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In April 2009, we sold warrants to purchase 240,000 shares of our common stock at a price of $0.35 per share to a consultant for total proceeds of $24.  These warrants vest monthly over a 12 month period at a rate of 20,000 per month.  The warrants, if unexercised, will expire on April 6, 2011.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In April 2009, we granted options to purchase 2,000,000 shares of our common stock to various employees and consultants at a price of $0.35 per share.  These options, if unexercised, will expire on April 7, 2014.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In May 2009, we conducted a private placement offering whereby we issued 175,000 units at a price of $0.20 per unit for total proceeds of $35,000.  Each unit consisted of one share of our common stock and one warrant to purchase an additional share of common stock, exercisable at $0.50 per share for a period of two and a half years. These securities were issued pursuant to the exemption from registration requirements found in Section 4(2) of the Securities Act.

•
In May 2009, we issued 40,000 shares of our common stock at $0.41 per share for services rendered by consultants valued at $16,400 based on the price on the date of grant.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In May 2009, we issued 50,000 shares of our common stock at a price of $0.30 per share for total proceeds of $15,000.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In June 2009, we issued 30,000 shares of our common stock at $0.43 per share for services rendered by consultants valued at $12,900 based on the price on the date of grant.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In June 2009, we issued 20,000 shares of our common stock at a price of $0.35 per share for total proceeds of $7,000.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
In June 2009, we issued 50,000 shares of our common stock at $0.36 per share for services rendered by a consultant valued at $18,000 based on the price on the date of grant.  Pursuant to an agreement with the consultant, we agreed to issue a total of 300,000 shares as compensation for services provided with 50,000 shares being issued per month for a period of 6 months.  This was the first issuance under this agreement.  These securities were issued pursuant to the exemption from registration requirements found in Section 4(2) of the Securities Act.

•
In June 2009, we issued 33,333 shares of our common stock at $0.35 per share related to the exercise of stock options to a director for total proceeds of $11,667.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

Wordlogic Corporation
(Registrant)

/s/ Franklin. Evanshen
Date: August 14, 2009	Franklin Evanshen
Director, President, Chief Executive Officer,

/s/ Darrin McCormack
Date: August 14, 2009	Darrin McCormack
Chief Financial Officer, Principal Accounting Officer