Form 10-Q
period 2009-09-30
WORDLOGIC CORP
filed 2009-11-16
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      . Accelerated filer      . Non-accelerated filer      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      . Yes      . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2009, the registrant’s outstanding common stock consisted of 40,219,326 shares.

WORDLOGIC CORPORATION

(A Development Stage Company)

September 30, 2009

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets

Current Assets

Cash	$6,963	$120
Restricted cash (Note 3)	32,446	4,157
Accounts receivable	243	122
Goods and services tax receivable	14,489	6,206
Employee advances	205	179

Total Current Assets	54,346	10,784

Property and equipment, net of accumulated depreciation (Note 4)	8,644	9,778

Total Assets	$62,990	$20,562

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$–	$4,468
Accounts payable	790,020	339,345
Line of credit (Note 5)	–	40,196
Bank loan payable (Note 5)	44,359	–
Indebtedness to related parties (Note 6)	89,360	67,157
Accrued interest	127,159	126,564
Note payable to related party	140,096	122,300
Current portion of note payable (Note 7)	17,511	17,511

Total Current Liabilities	1,208,505	717,541

Long Term Debt

Notes payable (Note 7)	–	–

Total Liabilities	1,208,505	717,541

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 39,531,829 and 34,222,996 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (Note 8)	39,532	34,223
Additional paid-in capital	14,291,199	11,371,182
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(12,735,776)	(9,463,199)
Accumulated other comprehensive loss	(475,616)	(374,331)

Total Stockholders’ Deficit	(1,145,515)	(696,979)

Total Liabilities and Stockholders’ Deficit	$62,990	$20,562

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	September 30, 2009 (Unaudited)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues
Product sales	$19,605	$452	$371	$2,124	$1,194
Royalty revenue	32,962	-	119	-	1,432

Total Revenues	52,567	452	490	2,124	2,626

Operating expenses
Rent, related party (Note 6)	615,150	38,158	36,154	107,315	109,392
Selling, general and administrative (Note 6)	10,394,516	500,663	916,452	2,870,498	2,912,964
Research and development	1,961,988	64,618	60,964	281,007	237,894

Total Operating Expenses	12,971,654	603,439	1,013,570	3,258,820	3,260,250

Loss from Operations	(12,919,087)	(602,987)	(1,013,080)	(3,256,696)	(3,257,624)

Other income (expenses)

Interest income	1,760	-	-	-	-
Interest expense:
Related parties (Note 6)	(72,794)	(299)	-	(7,729)	(4,871)
Amortization of discount on convertible note	(145,243)	-	-	-	-
Other notes, advances and amounts	(425,193)	(3,271)	(12,340)	(8,152)	(39,960)
Gain on derivative liability	142,861	-	-	-	-
Gain on settled payables	(918,080)	-	-	-	-

Loss Before Extraordinary Item	(14,335,776)	(606,557)	(1,025,420)	(3,272,577)	(3,302,455)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	-	-	-	-

Net Loss	(12,735,776)	(606,557)	(1,025,420)	(3,272,577)	(3,302,455)

Other Comprehensive Income
Net Gain/(Loss) of Foreign Currency Translation adjustment	(475,616)	(69,676)	10,318	(101,285)	14,674
Net Comprehensive Income	$(13,211,392)	$(676,233)	$(1,015,102)	$(3,373,862)	$(3,287,781)
Basic and diluted loss per share		$(0.02)	$(0.03)	$(0.09)	$(0.11)

Weighted average common shares outstanding		38,969,329	29,600,450	35,571,014	28,774,728

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Nine Months Ended (Unaudited)
	September 30, 2009 (Unaudited)	September 30, 2009		September 30, 2008
Cash flows from operating activities:
Net loss	$(12,735,776)	$(3,272,577)		$(3,302,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,643	2,358		6,226
Common stock issued for services and payables	47,457	-		-
Stock-based compensation	6,789,855	2,310,831		2,389,419
Amortization of debt discount	145,243	-		-
Loss on settled liabilities	982,720	-		-
Gain on derivative liability	(142,861)	-		-
Changes in current assets and liabilities:
Receivables	36,031	(8,404)		30,467
Employee advances	(15,573)	(26)		2,531
Bank overdraft	-	(4,468)		(31,072)
Accounts payable and accrued liabilities	426,254	449,451		56,085
Accrued interest payable	158,690	595		19,640

Net cash used in operating activities	(4,253,317)	(522,240)		(829,159)

Cash flows from investing activities:
Purchases of equipment	(26,942)	-		(839)

Net cash used in investing activities	(26,942)	-		(839)

Cash flows from financing activities:
Proceeds from related party advances	1,190,033	422,203		32,710
Repayment of related party advances	(814,215)	-		23,029
Proceeds from promissory notes issued to related parties	401,605	17,796		146,983
Repayment of related party promissory notes	(493,941)	-		-
Proceeds from convertible promissory note	933,926	-		-
Repayment of convertible promissory notes	(947,462)	-		-
Proceeds from other promissory note	913,220	-		-
Repayment of other promissory notes	(425,709)	-		(348,000)
Payments on capital lease obligation	(12,071)	-		-
Proceeds from line of credit	73,141	4,163		32,336
Repayment of line of credit	(28,782)			-
Proceeds from stock options and warrants exercised	423,015	11,690		332,510
Proceeds from sale of common shares	3,580,994	202,805		630,000

Net cash provided by financing activities	4,793,754	658,657		849,568
Effect of exchange rate changes on cash	(475,616)	(101,285)		(26,092)
Net change in cash	37,879	35,132		(6,522)
Cash, beginning of period	1,530	4,277		23,251
Cash, end of period	$39,409	$39,409		$16,729
Non-Cash Information:
Cashless exercise of warrants	$88	$-		$-
Stock issued to settle notes payable plus accrued interest Line of credit converted to bank loan	$989,632 44,359	$400,000- 44,359	$	- -
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-		$-
Cash paid for interest	$202,080	$3,408		$3,208

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

(Expressed in US dollars)

(Unaudited)

Comprehensive loss:
Net loss	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	(103,990)	(103,990)

Balance, December 31, 2007	28,102,617	28,103	6,077,623	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($1.00/share)	100,000	100	99,900	–	–	–	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	–	–	–	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	2,361,327
Comprehensive loss:
Net loss	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	91,309	91,309

Balance, December 31, 2008	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Balance, December 31, 2008	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)

Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	170,000
Common stock issued for services ($0.40/share)	200,000	200	79,800	–	–	–	80,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	49,000
Common stock issued for services ($0.31/share)	200,000	200	61,800	–	–	–	62,000
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	29,700
Common stock issued for services ($0.35/share)	100,000	100	34,900	–	–	–	35,000
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	11,666
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	35,000
Sale of common stock ($0.16/share)	525,000	525	83,475	–	–	–	84,000
Common stock issued in settlement of debt($0.16/share)	2,500,000	2,500	397,500	–	–	–	400,000
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	30,000

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

(Expressed in US dollars)

(Unaudited)

Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	7,000
Sale of units consisting of one share of common stock and one warrant - subsequently issued ($0.30/share)	–	–	46,805	–	–	–	46,805
Common stock options and warrants vested	–	–	1,459,540	–	–	–	1,459,540
Comprehensive loss:
Net loss	–	–	–	–	(3,272,577)	–	(3,272,577)
Currency translation adjustment	–	–	–	–	–	(101,285)	(101,285)

Balance, September 30, 2009	39,531,829	39,532	14,291,199	(2,264,854)	(12,735,776)	(475,616)	(1,145,515)

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

Reverse Merger

On March 11, 2003, WLC entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation - private company (“WCPC”), a British Columbia, Canada corporation. On May 27, 2003, WLC issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WCPC, and the two companies merged. This merger has been treated as a recapitalization of WCPC, with WLC the legal surviving entity. Since WLC had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WCPC’s common stock for the net assets of WLC. Following the closing, WLC remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WCPC owned approximately 86.74%.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At September 30, 2009 the Company has a working capital deficiency of $1,154,159 and has incurred losses of $15,000,630 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("GAAP"), and are expressed in US dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiary 602531 British Columbia Ltd. (the “Subsidiary”), an entity incorporated under the laws of the Province of British Columbia, Canada. The Subsidiary does not have any operations. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year-end is December 31.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS (continued)

Basis of Presentation

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2009, and the consolidated results of its operations and consolidated cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2009 or December 31, 2008.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the nine months ended September 30, 2009 and 2008.

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

d)

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions issued by the which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

e)

Software Development Costs

Software development costs are recorded in accordance with the provisions issued by the FASB as follows. Costs incurred to establish the technological feasibility of computer software to be sold, leased, or otherwise marketed are expensed as incurred as research and development costs. Once technological feasibility is established, the cost of producing product masters for the software is capitalized. Capitalization of the software development costs ceases and amortization of the capitalized costs commences when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

f)

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are charged to operations as incurred.

g)

Income Taxes

The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h)

Revenue Recognition

The Company recognizes revenue related to sales and licensing of data entry software in accordance with standards issued by the FASB; accordingly revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

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

j)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and these financial statements have been translated into U.S. dollars in accordance with standards issued by the FASB. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

k)

Stock-based Compensation

On January 1, 2006, the Company adopted standards issued by the FASB which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to this standard .The Company has applied the provisions of SAB 107 in its adoption of this standard. The Company adopted the FASB standard using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2007 reflect the impact of this standard. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of this standard.

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

(Expressed in US dollars)

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB. For the nine months ended September 30, 2009 and 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

m)

Advertising Costs

Advertising costs are charged to operations as incurred.

n)

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurement recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. The adoption of this standard is not expected to have a material effect on the Company's future reported financial position or results of operations.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements, including deconsolidation of a subsidiary. This standard requires entities to record new presentation on the face of the consolidated financial statements to separately classify noncontrolling interest within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. This standard expanded the disclosure requirements about an entity's derivative financial instruments and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's consolidated financial statements.

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as "subsequent events". Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued an amendment to the accounting standards related to the consolidation of variable interest entities ("VIE"). This amendment provides a new approach for determining which entity should consolidate a VIE, how and when to reconsider the consolidation or deconsolidation of a VIE and requires disclosures about an entity's significant judgements and assumptions used in its decision to consolidate or not consolidate a VIE. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. This standard is effective for the Company as of January 1, 2010 and the Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgements made in applying the estimated selling price method and how those judgements affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sale of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require on allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

p)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

RESTRICTED CASH

As of September 30, 2009 we had a restricted cash balance of $32,446. This cash was held in trust by our attorneys for the payment of future legal invoices.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of September 30, 2009 $	Net Carrying Amount as of September 30, 2009 $	Net Carrying Amount as of December 31, 2008 $
Office equipment	3,604	3,189	415	426
Computer equipment	132,036	125,460	6,576	7,654
Computer software	6,622	6,622	-	-
Furniture and fixtures	14,244	12,591	1,653	1,698

	156,506	147,862	8,644	9,778

Depreciation expense totalled $2,358 and $6,226 for the nine months ended September 30, 2009 and 2008, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada, repayable upon demand, requiring monthly blended payments of CDN$835 (US$780) including principal and interest at 4.25% per annum. Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$46,699). The loan is secured by a personal guarantee of an officer of the Company. As at September 30, 2009, the bank loan payable was $44,359.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, expiring February 28, 2010. Office rent incurred by the Company totalled $107,315 ($CAD 124,617) for the nine months ended September 30, 2009.

As of September 30, 2009, the Company’s future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$143,087
Twelve months ended December 31, 2010	23,847
Total	$166,934

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2010. Management fees incurred by the Company totalled $129,174 ($CAD 150,000) for the nine months ended September 30, 2009. As at September 30, 2009 the amount owing to this private company totalled $75,305 for outstanding rent, management fees and advances, after partial settlement of debt though issuance of shares valued at $400,000 based on the price on the date of issuance. The increase in the payable from December 31, 2008 to September 30, 2009 of $422,203 is shown as a financing activity on the Statement of Cash Flows. The affects of the partial settlement of debt is shown in the non-cash information section on the Statement of Cash Flows.

c)

During the year ended December 31, 2008, the Company received proceeds of $140,096 ($CAD150,000) from a director on an unsecured promissory note. The note bears interest at 8% per annum, matures November 30, 2009, and includes $140,096 ($CAD 150,000) of principal and all related accrued interest. Accrued interest payable on the note totalled $18,638 ($CAD 19,956) at September 30, 2009. Interest expense on the note during the nine months ended September 30, 2009 totalled $7,729 ($CAD 8,975). The increase in the payable of $17,796 from December 31, 2008 to September 30, 2009 is shown as a financing activity on the Statement of Cash Flows.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

6.

RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

d)

During the nine months ended September 30, 2009, the Company paid $2,688 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2008. During the nine months ended September 30, 2009, the Company incurred accounting fees of $19,854 with this private company. As at September 30, 2009, the amount owing to this private company totalled $13,929.

e)

During the nine months ended September 30, 2009, the Company incurred $64,587 with a director for wages and salaries. As at September 30, 2009, the amount owing to this director for out-of-pocket expenses totalled $126.

7.

NOTES PAYABLE

Promissory Note

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid. During the year ended December 31, 2008 the Company repaid $348,000. No amounts were repaid during the nine months ended September 30, 2009, leaving a balance owing of $17,511. The note bears interest at 8% per annum and matures on June 15, 2010. Accrued interest payable on the note totalled $54,069 at September 30, 2009.

Interest expense on the note during the nine months ended September 30, 2009 totalled $1,048.

Maturities

Aggregate maturities required on long-term debt at September 30, 2009, are as follows:

Year	Amount
2010	$ 17,511

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

p)

In July 2009, the Company issued 100,000 shares of its common stock at $0.47 per share for services rendered by consultants valued at $47,000 based on the price on the date of grant.

q)

Also in July 2009, the Company conducted a private placement offering whereby it issued 2,500,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $400,000, the proceeds from which were used to settle amounts owing to a related party.

r)

Also in July 2009, the Company issued 50,000 shares of its common stock at $0.44 per share for services rendered by consultants valued at $22,000 based on the price on the date of grant.

s)

In August 2009, the Company conducted a private placement offering whereby it issued 125,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $20,000.

t)

Also in August 2009, the Company issued 100,000 shares of its common stock at $0.30 per share for services rendered by consultants valued at $30,000 based on the price on the date of grant.

u)

Also in August 2009, the Company conducted a private placement offering whereby it issued 400,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $64,000.

v)

Also in August 2009, the Company issued 100,000 shares of its common stock at $0.31 per share for services rendered by consultants valued at $31,000 based on the price on the date of grant. 50,000 of these shares were issued to a close relative of an officer of the Company.

w)

In September 2009, the Company conducted a private placement offering whereby it issued 50,000 shares of the Company's common stock at a price of $0.30 per share for total consideration of $15,000.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

8.

COMMON STOCK (Continued)

x)

Also in September 2009, the Company issued 100,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $35,000 based on the price on the date of grant.

y)

Also in September 2009, the Company issued 90,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $29,700 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

aa)

Also in September 2009, the Company issued 90,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $29,700 based on the price on the date of grant.  30,000 of these shares were issued to a close relative of an officer of the Company.

bb)

Also in September 2009, the Company received proceeds of $46,805 related to a private placement offering whereby it subsequently issued 156,017 units at a price of $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.75 per share.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2007	5,063,297	1.04	–
Issued	1,137,500	0.88	0.71
Exercised	(225,000)	0.61	–
Expired/Cancelled	(140,000)	0.75	–

Balance, December 31, 2008	5,835,797	1.00	0.71
Issued	175,000	0.50	1.12
Exercised	–	–	–
Expired/Cancelled	(4,698,297)	1.07	–

Outstanding, September 30, 2009	1,312,500	0.71	0.75

9.

STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, under which the Company is authorized to grant options to acquire up to a total of 4,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 233,000 and 1,185,000, respectively under each plan, for a total remaining of 1,418,000 as at September 30, 2009.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants. As at September 30, 2009, shares remaining to be issued under each plan were nil and 1,519,500, respectively.

On March 6, 2009, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.27 per share and vested immediately. The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $23,510 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

9.

STOCK-BASED COMPENSATION (Continued)

Also on March 6, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to certain employees. The options carry an exercise price of $0.27 per share and vested immediately. The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $47,020 as a general and administrative expense in connection with these options.

On April 7, 2009, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.35 per share and vested immediately. The options expire April 7, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.26. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $259,735 as a general and administrative expense in connection with these options.

Also on April 7, 2009, the Company granted options to purchase a total of 240,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.35 per share and vest monthly. The options expire April 7, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.23. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $27,308 as a general and administrative expense in connection with these options.

On April 27, 2009, the Company granted options to purchase a total of 1,500,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $687,383 as a general and administrative expense in connection with these options.

Also on April 27, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $91,651 as a general and administrative expense in connection with these options.

Also on April 27, 2009, the Company granted options to purchase a total of 300,000 shares of the Company’s common stock to certain employees. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $137,476 as a general and administrative expense in connection with these options.

On August 17, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.30 per share and vested immediately. The options expire August 17, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.22. During the nine months ended September 30, 2009, the Company recorded stock-based compensation of $44,628 as a general and administrative expense in connection with these options.

The weighted average assumptions used are as follows:

	Nine Month Period Ended
	September 30, 2009	September 30, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	1.76%	3.00%
Expected volatility	139.64%	128.60%
Expected option life (in years)	4.65	4.43

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 was $1,000.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

9.

STOCK-BASED COMPENSATION (Continued)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2008	5,250,850	$ 0.80

Granted	3,740,000	$ 0.43
Exercised	(33,333)	$ 0.35
Expired/Cancelled	(150,000)	$ 0.70

Outstanding, September 30, 2009	8,807,517	$ 0.65	3.26	$nil

Exercisable, September 30, 2009	7,667,517	$ 0.59	3.41	$nil

A summary of the status of the Company’s nonvested shares as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2009	1,486,662	$ 0.23
Granted	3,740,000	$ 0.36
Vested	(4,086,662)	$ 0.36

Nonvested at September 30, 2009	1,140,000	$ 0.20

As at September 30, 2009, there was $230,451 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.73 years.

10.

SUBSEQUENT EVENTS

On October 8, 2009, the Company issued 100,000 shares of its common stock at $0.40 per share for services rendered by consultants valued at $40,000 based on the price on the date of grant.

On October 9, 2009, the Company conducted a private placement offering whereby it issued 377,497 units at a price of $0.30 per unit for total consideration of $113,249. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.75 per share.

On October 19, 2009, the Company issued 90,000 shares of its common stock at $0.31 per share for services rendered by consultants valued at $27,900 based on the price on the date of grant.

On November 6, 2009, the Company issued 20,000 shares of its common stock in exercise of stock options at $0.28 per share.

On November 8, 2009, the Company issued 100,000 shares of its common stock at $0.28 per share for services rendered by consultants valued at $28,000 based on the price on the date of grant.

Subsequent events have been reviewed through the date of this report, November 13, 2009.

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

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $6,963 and a working capital deficiency of $1,154,159. As at September 30, 2009, our accumulated deficit during the development stage was $12,735,776. For the nine months ended September 30, 2009 our net loss was $3,272,577 compared to $3,302,455 during the same period in 2008.

We used net cash of $522,240 in operating activities for the nine months ended September 30, 2009 compared to net cash of $829,159 in operating activities for the same period in 2008. This decrease was primarily due to an increase in the amount of accounts payable in fiscal 2009. The effect of exchange rates on cash was a decrease in cash of $101,285 for the nine months ended September 30, 2009 compared to a decrease in cash of $26,092 for the nine months ended September 30, 2008.

Our cash requirements during the nine month period ended September 30, 2009 were funded largely by proceeds from related party advances and sale of our common shares. During the nine months ended September 30, 2009, we raised net cash of $658,657 through financing activities with $422,203 as advances from related parties and $202,805 as proceeds from the sale of our common stock. During the nine months ended September 30, 2008, we raised net cash of $849,658 through financing activities with $32,710 as advances from related parties, $630,000 as proceeds from the sale of our common stock, $146,983 from proceeds of promissory notes issued to related parties and $348,000 spent on repayment of other promissory notes. During the nine months ended September 30, 2009 our cash position increased by $35,132..

We expect to require a total of approximately $1,925,000 to fully carry out our business plan over the next twelve months as set out in this table:

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

On February 1, 2008 we entered into a promissory note agreement with Peter Knaven, our Senior Vice President, Chief Technology Officer and director, pursuant to which we received proceeds of $140,096 (CAD $150,000), having a face value of $140,096 (CAD $150,000) plus interest of CAD $5,000, maturing on February 29, 2008. The maturity date on this promissory note was extended to November 30, 2009 through an agreement between us and Peter Knaven. This note now accrues interest at 8% per annum. Interest expense on this note during the nine months ended September 30, 2009 totalled $7,729 and accrued interest payable as at September 30, 2009 was $18,638.

During the year ended December 31, 2006, we received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid. During the year ended December 31, 2008 we repaid $348,000. No amounts were repaid during the nine months ended September 30, 2009, leaving a balance owing of $17,511. The note bears interest at 8% per annum and matures on June 15, 2010. Accrued interest payable on the note totalled $54,069 at September 30, 2009.

As of September 30, 2009, our future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2009	$143,087
Twelve months ended December 31, 2010	23,847
Total	$166,934

Results of Operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and from inception to September 30, 2009.

Revenues

We generated $452 in revenues for the three months ended September 30, 2009 compared to $490 for the same period in 2008. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since inception on May 27, 2003 to September 30, 2009 we have generated total revenues of $52,567 in product sales and royalty payments.

Expenses

Our total operating expenses decreased from $1,013,570 to $603,439 for the three months ended September 30, 2009 compared to the same period in 2008. This decrease was due to decrease of $415,789 in selling, general and administrative expenses due largely to a decrease in stock based compensation to our consultants and management. Since our inception on May 27, 2003 to September 30, 2009, we incurred total operating expenses of $12,971,654.

Our rent expenses increased $2,004 from $36,154 to $38,158 for the three months ended September 30, 2009 compared to the same period in 2008 due to changes in the exchange of currency between the Canadian and US dollars.

Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal, accounting, auditing and consulting fees. Our selling, general, and administrative expenses decreased $415,789 from $916,452 to $500,663 for the three months ended September 30, 2009 compared to the same period in 2008. This decrease in expenses resulted from a decrease in stock based compensation to our consultants and management. Since our inception on May 27, 2003 until September 30, 2009 we have spent $10,394,516 on selling, general and administrative expenses.

We incurred $64,618 in research and development expenses for the three months ended September 30, 2009 compared to $60,964 for the three months ended September 30, 2008. Since our inception on May 27, 2003 to September 30, 2009 we have spent $1,961,988 on research and development. Going forward, we anticipate that we will spend approximately $350,000 on research and development during the next 12 months.

Net Loss

For the three months ended September 30, 2009 our net loss was $606,557 compared to $1,025,420 during the same period in 2008. The decrease in net loss during the three months ended September 30, 2009 compared to the same period in 2008 was due to a decrease of $415,789 spent on selling, general and administrative expenses. From inception on May 27, 2003 to September 30, 2009, we have incurred a net loss of $12,735,776.

Our basic and diluted loss per share was $0.02 for the three months ended September 30, 2009 compared with $0.03 for the same period in 2008.

Results of Operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Revenues

We generated $2,124 in revenues for the nine months ended September 30, 2009 compared to $2,626 for the same period in 2008. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.

Expenses

Our total operating expenses decreased from $3,260,250 to $3,258,820 for the nine months ended September 30, 2009 compared to the same period in 2008.

Our rent expenses decreased $2,077 from $109,392 to $107,315 for the nine months ended September 30, 2009 compared to the same period in 2008.

Our selling, general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal, accounting, auditing and consulting fees. Our selling, general, and administrative expenses decreased $42,466 from $2,912,964 to $2,870,498 for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease in expenses resulted from an decrease in stock based compensation to our consultants and management.

We incurred $281,007 in research and development expenses for the nine months ended September 30, 2009 compared to $237,894 for the nine months ended September 30, 2008.

Net Loss

We incurred a net loss of $3,272,577 for the nine months ended September 30, 2009, compared to a net loss of $3,302,455 for the same period in 2008. Our basic and diluted loss per share was $0.09 for the nine months ended September 30, 2009, and $0.11 for the same period in 2008.

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

Software Development Costs

Software development costs are recorded in accordance with the provisions issued by the Financial Accounting Standards Board ("FASB") as follows.”. Costs incurred to establish the technological feasibility of computer software to be sold, leased, or otherwise marketed are expensed as incurred as research and development costs. Once technological feasibility is established, the cost of producing product masters for the software is capitalized. Capitalization of the software development costs ceases and amortization of the capitalized costs commences when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

Stock-based Compensation

On January 1, 2006, we adopted standards issued by the FASB , which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to this standard. We have applied the provisions of SAB 107 in its adoption of this standard. We adopted the FASB standard using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. Our financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods do not include the impact of this standard.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including Franklin Evanshen, our Chief Executive Officer, and Darrin McCormack, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, and updated the disclosure for the period ended September 30, 2009.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our CEO and CFO concluded that because of the material weaknesses in internal control over financial reporting as described in detail in our Form 10-K for the year ended December 31, 2008, our disclosure controls and procedures were not effective as of September 30, 2009 and December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, and reviewed our internal controls over financial reporting for the period ended September 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009 and December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, all of which are fully set forth in the Form 10-K for the year ended December 31, 2008.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described in the Company’s Form 10-K for the year ended December 31, 2008, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our management and Board of Directors plan to establish the following remediation measures during the fiscal year ending December 31, 2009:

1.

Our Board of Directors will nominate an audit committee and audit committee financial expert to ensure that we establish appropriate internal controls over our financial reporting process, including formal review and approval of our financial statements and the review, implementation, and monitoring of necessary internal controls, procedures, and policies to mitigate the potential risk of material misstatement of our financial records.

2.

Our management and Board of Directors are currently finalizing a formal code of ethics that will outline the policies and procedures regarding management, directors, and employees of the Company as well as formalize existing policies and procedures surrounding the Company’s financial reporting requirements.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

The following are previously unreported and unregistered sales of equity securities for the period covered by this report:

•

In July 2009, the Company issued 100,000 shares of its common stock at $0.47 per share for services rendered by consultants valued at $47,000 based on the price on the date of grant.

•

In July 2009, the Company conducted a private placement offering whereby it issued 2,500,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $400,000.

•

In July 2009, the Company issued 50,000 shares of its common stock at $0.44 per share for services rendered by consultants valued at $22,000 based on the price on the date of grant.

•

In August 2009, the Company conducted a private placement offering whereby it issued 125,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $20,000.

•

In August 2009, the Company issued 100,000 shares of its common stock at $0.30 per share for services rendered by consultants valued at $30,000 based on the price on the date of grant.

•

In August 2009, the Company conducted a private placement offering whereby it issued 400,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $64,000.

•

In August 2009, the Company issued 100,000 shares of its common stock at $0.31 per share for services rendered by consultants valued at $31,000 based on the price on the date of grant. 50,000 of these shares were issued to a close relative of an officer of the Company.

•

In September 2009, the Company conducted a private placement offering whereby it issued 50,000 shares of the Company's common stock at a price of $0.30 per share for total consideration of $15,000.

•

In September 2009, the Company issued 100,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $35,000 based on the price on the date of grant.

•

In September 2009, the Company issued 90,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $29,700 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

•

In September 2009, the Company received proceeds of $46,805 related to a private placement offering whereby it subsequently issued 156,017 units at a price of $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.75 per share.

All of the foregoing issuances were exempt under one of the following:

The shares of Common Stock referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock and warrants were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The shares of Common Stock referenced above were issued in reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

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

Wordlogic Corporation
(Registrant)

/s/ Franklin. Evanshen
Date: November , 2009	Franklin Evanshen
Director, President, Chief Executive Officer,

/s/ Darrin McCormack
Date: November , 2009	Darrin McCormack
Chief Financial Officer, Principal Accounting Officer