Form 10-K
period 2009-12-31
WORDLOGIC CORP
filed 2010-04-15
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

WORDLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	333-149000	88-0422023
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
650 West Georgia Street, Suite 2400 Vancouver, British Columbia, Canada V6B 4N7
(Address of principal executive offices)

604 257 3660
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,910,194 based upon the price ($0.48) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “WLGC.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares of common stock outstanding as of April 13, 2010, was 45,776,800.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “WLGC,” “we,” “us” and “our” are references to WordLogic Corporation. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Description of Business

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

In 2008 we advanced a claim against Mercedes-Benz USA involving damages for patent infringement for use of their car navigation system in certain 2007, 2008 and 2009 Mercedes-Benz models under US Patent No. 7293231 titled "DATA ENTRY FOR PERSONAL COMPUTING DEVICES." We are seeking 8.6% royalties of the sales of the infringing product that sell for approximately $3,000 to $5,000 per car. We will be seeing treble damages and injunctive relief to prevent further infringement.

On September 30, 2008 we retained Mr. James P. Yano as our Chief Operations Officer. Mr. Yano has agreed to develop our business model and expand our distribution channels, commercialization opportunities and a marketing strategy for our predictive text input technology. Mr. Yano has over 10 years experience in sales and marketing. In that time he has served in various executive and managerial positions with companies specializing in software and scientific equipment. From 2001 to 2005, Mr. Yano served as a Marketing Manager with Agilent Technologies Inc., a $6 billion scientific instruments/analysis equipment maker. During this time, Mr. Yano organized product development, strategized new product concepts, executed the introduction of new products onto the market and exceeded sales forecasts. From 2005 to the present, Mr. Yano has been working as Vice President of Marketing and International Channels with Aspectrics, Inc, a process instrument manufacturer. Mr. Yano once again identified new products and market opportunities and commercialized the company’s concepts through the development of relationships with manufacturers and distribution agents.

In September 2008 we also retained the services of Richard Eakle and William Pipkin. Mr. Eakle has a history as one of the top 10 US analysts from his time as a Morgan Stanley analyst. Mr. Eakle will work towards increasing awareness of our products throughout the investment community. Mr. Pipkin has a large amount of experience with various technology endeavors and will aid us in the planned deployment of an Intuitive Search Report which highlights our predictive input technology.In January 2010, we were granted an allowance by the United States Patent and Trademark Office (USPTO) for our third patent (Application No. 11/133 770), covering multiple database searches on any keyboard-based computing device. The patent Notice of Allowability covers claim numbers 81, 104-110, 112, 123, 128-134 and 136-147 and reinforces the claims established in our existing patent. This includes searches through such data sources as thesauruses, encyclopedias, databases and the use of web and mobile services on such devices as personal computers, servers, PDAs, smartphones and netbooks.

Employees; Identification of Certain Significant Employees

As of March 22, 2010, we employed 3 full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.wordlogic.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor relations section of our website.

The information on the website listed above, is not and should not be considered part of this Report on Form 10-K and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are currently located at Suite 2400 on 650 West Georgia Street, Vancouver, BC V6B 4N7, and our telephone number is (604) 257-3600. As of the date of this filing, we have not sought to move or change our office site. We rent, on a monthly basis, approximately 3,561 square feet of industrial/office space for $12,182 per month. The space we lease is utilized for general office purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 14, 2003, originally traded under the symbol “TAWS.OB.” On May 27, 2003, we began trading under our current name, WordLogic Corporation, and symbol of “WLGC.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2009 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0.45	$0.13
Third Quarter: 7/1/09 to 9/30/09	$0.52	$0.22
Second Quarter: 4/1/09 to 6/30/09	$0.67	$0.27
First Quarter: 1/1/09 to 3/31/09	$0.94	$0.25

Record Holders

As of December 31, 2009, an aggregate of 40,916,384 shares of our common stock were issued and outstanding and were owned by approximately 100 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted two stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 933,000 and 985,000, respectively under each plan, for a total remaining of 1,918,000 as at December 31, 2009.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants. As at December 31, 2009, shares remaining to be issued under each plan were nil and 1,482,000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Liquidity and Capital Resources

As of December 31, 2009, we had total cash of $21,793 and a working capital deficit of $1,774,842. At December 31, 2009 our deficit accumulated during the development stage was $13,881,778. Our net loss of $13,881,778 from May 27, 2003 (inception) to December 31, 2009 was mostly funded by our equity financing and related party loans. During the fiscal year ended December 31, 2009, we raised $374,056 through the sale of our equity securities and the exercise of options compared to $1,035,010 during the same period in 2008. We were provided a net cash amount of $824,309 from financing activities for the year ended December 31, 2009 compared to $898,093 during the same period in 2008. During the fiscal year ended December 31, 2009 our cash position increased by $17,516, compared to a decrease of $18,974 during the same period in 2008.

We used net cash of $691,189 in operating activities for the fiscal year ended December 31, 2009 compared to net cash of $1,008,376 in operating activities for the same period in 2008. From our inception on May 27, 2003 to December 31, 2009 we have used net cash of $4,422,266 in operating activities. We did not use any cash in investing activities during the years ended December 31, 2009 and 2008. During the fiscal year ended December 31, 2009 our monthly cash requirement to fund our operations was approximately $58,000, compared to approximately $84,000 for the same period in 2008.

The effect of exchange rates on cash was a decrease in cash of $115,604 for the fiscal year ended December 31, 2009 compared to an increase in cash of $91,309 for the fiscal year ended December 31, 2008. This was due to the decrease in value of the US dollar versus the Canadian dollar in 2009.

We expect to require a total of approximately $1,925,000 set out as follows to fully carry out our business plan over the next twelve months beginning April 2010. Our planned expenditures for the next twelve months include:

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

During the year ended December 31, 2006, we received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid. During the year ended December 31, 2008 we repaid $348,000. No amounts were repaid during the year ended December 31, 2009, leaving a balance of $17,511 owing as at December 31, 2009. The note bears interest at 8% per annum and matures on June 15, 2010. Accrued interest payable on the note totalled $54,422 at December 31, 2009.

Interest expense on the notes during the years ended December 31, 2009 and 2008 totalled $1,401 and $33,792, respectively.

During the year ended December 31, 2008, we also received proceeds of $142,721 ($CAD150,000) from Peter Knaven, our director, Senior Vice President and Chief Technology Officer on an unsecured promissory note. The note bears interest at 8% per annum, matures May 31, 2009 and includes approximately $142,721 ($CAD 150,000) of principal and all related accrued interest.

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

Results of Operations

Revenues

Our total revenues decreased $208 from $3,386 for the fiscal year ended December 31, 2008 to $3,178 for the fiscal year ended December 31, 2009. The decrease in total revenues was mainly due to our decreased royalty revenue. As we are a development stage company, our revenue streams are not established and thus our product sales and royalty revenues are unstable. From May 27, 2003 (inception) to December 31, 2009 we generated total revenues of $53,621.

Total revenues during the fiscal year ended December 31, 2009 consisted of $3,178 from product sales and $nil from royalty revenue. Total revenues during the fiscal year ended December 31, 2008 consisted of $2,020 from product sales and $1,366 from royalty revenue.

Expenses

Our total operating expenses increased $509,707 to $4,400,178 for the fiscal year ended December 31, 2009 from $3,890,471 for the same period in 2008. The significant increase in total operating expenses was mainly due to increased payments to our management and more consultants hired in the fiscal year ended December 31, 2009. From May 27, 2003 (inception) to December 31, 2009 our total operating expenses were $14,113,012, including $654,019 in rent, $11,185,805 in selling, general and administrative expenses, and $2,273,188 in research and development.

Our selling, general and administrative expenses consist of stock-based compensation, interest expenses, bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees.

Selling, general and administrative expenses increased $226,590 to $3,661,787 for the fiscal year ended December 31, 2009 from $3,435,197 for the same period in 2008. The significant increase in selling, general and administrative expenses during the fiscal year ended December 31, 2009 was mainly due to an increase of our non-cash, stock-based compensation granted to newly hired consultants.

Research and development expenses were $592,207 for the year ended December 31, 2009 compared to $312,165 for the same period in 2008. Our rent expenses increased $3,075 to $146,184 for the year ended December 31, 2009 from $143,109 for the same period in 2008. This increase was due to the higher cost for our office space in our new rental agreement.

Net Loss

We incurred a net loss of $4,418,579 for the year ended December 31, 2009, compared to net loss of $4,923,057 for the same period in 2008. The decrease of $504,478 in net loss was largely the result of a non-recurring loss on settled liabilities in 2008, net of increased non-cash, stock-based compensation to newly hired consultants during the fiscal year ended December 31, 2009. We incurred a loss of $4,397,000 from operations for the year ended December 31, 2009, compared to a loss from operations of $3,887,085 for the same period in 2008. Since May 27, 2003 (inception) to December 31, 2009, we have incurred losses from operations of $14,059,391 and a net loss of $13,881,778.

Our net loss per share was $0.12 for the fiscal year ended December 31, 2009 compared to $0.17 for the same period in 2008.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Stock-based Compensation

On January 1, 2006, the Company adopted standards issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Cash Requirements

Our cash on hand as of December 31, 2009 is $21,629. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statements of Stockholders’ Deficit

F-5

Notes to the Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wordlogic Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Wordlogic Corporation (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wordlogic Corporation as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 14, 2010

F-2

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2009	December 31, 2008

Assets

Current Assets

Cash	$371	$120
Restricted cash (Note 3)	21,422	4,157
Accounts receivable	124	122
Goods and services tax receivable	5,851	6,206
Employee advances	209	179

Total Current Assets	27,977	10,784

Property and equipment, net of accumulated depreciation (Note 4)	7,938	9,778

Total Assets	$35,915	$20,562

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$164	$4,468
Accounts payable and accrued liabilities	792,585	339,345
Line of credit (Note 5)	–	40,196
Bank loan payable (Note 5)	43,601	-
Indebtedness to related parties (Note 6)	93,584	67,157
Accrued interest	112,653	126,564
Note payable to related party	142,721	122,300
Current portion of long-term debt (Note 7)	17,511	17,511

Total Current Liabilities	1,202,819	717,541

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 40,916,384 and 34,222,996 shares issued and outstanding, respectively (Note 8)	40,916	34,223
Additional paid-in capital	15,428,747	11,371,182
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(13,881,778)	(9,463,199)
Accumulated other comprehensive loss	(489,935)	(374,331)

Total Stockholders’ Deficit	(1,166,904)	(696,979)

Total Liabilities and Stockholders’ Deficit	$35,915	$20,562

The accompanying notes are an integral part of these consolidated financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2009	December 31, 2009	December 31, 2008
	(unaudited)
Revenues
Product sales	$20,659	$3,178	$2,020
Royalty revenue	32,962	–	1,366

Total Revenues	53,621	3,178	3,386

Operating expenses
Rent, related party (Note 6)	654,019	146,184	143,109
Selling, general and administrative (Note 6)	11,185,805	3,661,787	3,435,197
Research and development	2,273,188	592,207	312,165

Total Operating Expenses	14,113,012	4,400,178	3,890,471

Loss from Operations	(14,059,391)	(4,397,000)	(3,887,085)

Other income (expenses)

Interest income	1,760	–	–
Interest expense:
Related parties	(75,649)	(10,584)	(10,259)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(428,036)	(10,995)	(42,993)
Gain on derivative liability	142,861	–	–
Loss on settled liabilities	(918,080)	–	(982,720)

Loss Before Income Taxes and Extraordinary Item	(15,481,778)	(4,418,579)	(4,923,057)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Loss	$(13,881,778)	$(4,418,579)	$(4,923,057)

Other Comprehensive Income

Net Gain/(Loss) of Foreign Currency Translation	(489,935)	(115,604)	91,309

Net Comprehensive Income	$(14,371,713)	$(4,534,183)	$(4,831,748)

Basic and diluted loss per share		$(0.12)	$(0.17)

Weighted average common shares outstanding		36,256,669	29,031,872

The accompanying notes are an integral part of these consolidated financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2009	December 31, 2009	December 31, 2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,881,778)	$(4,418,579)	$(4,923,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,497	3,212	6,424
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	7,769,226	3,290,202	2,692,317
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	982,720	–	982,720
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	44,788	353	32,319
Employee advances	(15,577)	(30)	2,427
Prepaid expenses	–	–	23,708
Bank overdraft	–	(4,304)	(27,860)
Accounts payable and accrued liabilities	428,835	451,868	211,188
Accrued interest payable	144,184	(13,911)	(8,562)

Net cash used in operating activities	(4,422,266)	(691,189)	(1,008,376)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–

Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	1,194,257	426,427	62,710
Repayment of related party advances	(814,215)	–	–
Proceeds from promissory notes issued to related parties	404,230	20,421	122,300
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	–
Repayment of other promissory notes	(425,709)	–	(348,000)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	43,601	3,405	26,073
Proceeds from stock options and warrants exercised	452,815	41,490	332,510
Proceeds from sale of common shares	3,710,755	332,566	702,500

Net cash provided by financing activities	4,959,406	824,309	898,093

Effect of exchange rate changes on cash	(489,935)	(115,604)	91,309

Net change in cash	20,263	17,516	(18,974)

Cash, beginning of period	1,530	4,277	23,251

Cash, end of period	$21,793	$21,793	$4,277

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$989,632	$400,000	$589,632
Line of credit converted to bank loan	$44,359	$44,359	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$204,099	$5,427	$4,609

The accompanying notes are an integral part of these consolidated financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

					Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	(270,371)	(270,371)

Balance, December 31, 2003	21,863,664	21,864	1,501,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	(97,095)	(97,095)

Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	(2,930)	(2,930)

Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	4,940	4,940

Balance, December 31, 2006	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

Balance, December 31, 2006 (continued)	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	(103,990)	(103,990)

Balance, December 31, 2007	28,102,617	28,103	6,077,623	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	–	–	–	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–	–	50,000

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

					Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$

Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	2,361,327
Comprehensive loss:
Net loss	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	91,309	91,309

Comprehensive loss	–	–	–	–	–	–	(4,831,748)
Balance, December 31, 2008	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	(115,604)	(115,604)

Comprehensive loss	–	–	–	–	–	–	(4,534,183)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2009 the Company has a working capital deficiency of $1,174,842 and has incurred losses of $13,881,778 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2009 or 2008.

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

Depreciation is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the years ended December 31, 2009 and 2008.

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

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions issued by the FASB which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

n)

Stock-based Compensation

On January 1, 2006, the Company adopted standards issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

o)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2009, there were 12,720,072 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

p)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB. For the years ended December 31, 2009 and 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

q)

Advertising Costs

Advertising costs are charged to operations as incurred.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

r)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

s)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

RESTRICTED CASH

As of December 31, 2009 and 2008 we had restricted cash balances of $21,422 and $4,157, respectively. This cash was held in trust by our attorneys for the payment of future legal invoices.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation as of December 31, 2009 $	Net Carrying Amount as of December 31, 2009 $	Net Carrying Amount as of December 31, 2008 $
Office equipment	3,672	3,274	398	426
Computer equipment	134,510	128,555	5,955	7,654
Computer software	6,746	6,746	-	-
Furniture and fixtures	14,511	12,926	1,585	1,698

	159,439	151,501	7,938	9,778

Depreciation expense totalled $3,212 and $6,424 for the years ended December 31, 2009 and 2008, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada in the amount of $43,601 (CDN $45,825) as at December 31, 2009 (nil - December 31, 2008), repayable upon demand, requiring monthly blended payments of CDN$835 (US$742) including principal and interest at 4.25% per annum. Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$47,574). The loan is secured by a personal guarantee of an officer of the Company. The balance due at December 31, 2009 is $43,601.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, expiring February 28, 2010. Office rent incurred by the Company totalled $146,184 ($CAD 166,156) and $143,109 ($CAD 153,177) for the years ended December 31, 2009 and 2008, respectively. On March 1, 2010 the Company renewed the agreement to rent office premises for another 12 months until February 28, 2011 at the same monthly rate of $CAD 13,846.

As of December 31, 2009, the Company’s future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2010	$158,089
Twelve months ended December 31, 2011	$26,348
Total	$184,437

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2010. Management fees incurred by the Company totalled $175,960 ($CAD 200,000) and $186,854 ($CAD 200,000) for the years ended December 31, 2009 and 2008, respectively. As at December 31, 2009 the amount owing to this private company totalled $78,357. The increase in the payable during the year ended December 31, 2009 of $19,105 is shown as a financing activity on the Statement of Cash Flows.

c)

During the year ended December 31, 2008, the Company received proceeds of $142,721 ($CAD150,000) from a director on an unsecured promissory note. The note bears interest at 8% per annum, matures April 30, 2010 and includes $142,721 ($CAD 150,000) of principal and all related accrued interest. Accrued interest payable on the note totalled $21,866 ($CAD 22,981) and $8,953 ($CAD 10,981) at December 31, 2009 and 2008, respectively. Interest expense on the note during the years ended December 31, 2009 and 2008 totalled $10,584 ($CAD 12,030) and $10,259 ($CAD 10,981), respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

6.

RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

d)

During the year ended December 31, 2009, the Company paid $2,688 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2008. During the year ended December 31, 2009, the Company incurred accounting fees of $25,387 with this private company. As at December 31, 2009, the amount owing to this private company totalled $15,227.

e)

During the years ended December 31, 2009 and 2008, the Company incurred $87,980 and $93,427 with a director for wages and salaries, respectively.

f)

During the years ended December 31, 2009 and 2008, the Company paid $nil and $13,080 to a director for director’s fees, respectively.

7.

NOTES PAYABLE

Promissory Note

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid. During the year ended December 31, 2008 the Company repaid $348,000. No amounts were repaid during the year ended December 31, 2009, leaving a balance owing of $17,511. The note bears interest at 8% per annum and matures on June 15, 2010. Accrued interest payable on the note totalled $54,422 at December 31, 2009.

Interest expense on the notes during the years ended December 31, 2009 and 2008 totalled $1,401 and $33,792, respectively.

Maturities

Aggregate maturities required on long-term debt at December 31, 2009, are as follows:

Year	Amount
2010	$ 17,511

8.

COMMON STOCK

For the year ended December 31, 2009:

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

r)

In July 2009, the Company issued 100,000 shares of its common stock at $0.47 per share for services rendered by consultants valued at $47,000 based on the price on the date of grant.

s)

Also in July 2009, the Company conducted a private placement offering whereby it issued 2,500,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $400,000.

t)

Also in July 2009, the Company issued 50,000 shares of its common stock at $0.44 per share for services rendered by consultants valued at $22,000 based on the price on the date of grant.

u)

In August 2009, the Company conducted a private placement offering whereby it issued 125,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $20,000.

v)

Also in August 2009, the Company issued 100,000 shares of its common stock at $0.30 per share for services rendered by consultants valued at $30,000 based on the price on the date of grant.

w)

Also in August 2009, the Company conducted a private placement offering whereby it issued 400,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $64,000.

x)

Also in August 2009, the Company issued 100,000 shares of its common stock at $0.31 per share for services

y)

rendered by consultants valued at $31,000 based on the price on the date of grant. 50,000 of these shares were issued to a close relative of an officer of the Company.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

8.

COMMON STOCK (Continued)

z)

In September 2009, the Company conducted a private placement offering whereby it issued 50,000 shares of the Company's common stock at a price of $0.30 per share for total consideration of $15,000.

aa)

Also in September 2009, the Company issued 100,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $35,000 based on the price on the date of grant.

bb)

Also in September 2009, the Company issued 90,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $29,700 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

cc)

In October 2009, the Company conducted a private placement offering whereby it issued 377,497 units at a price of $0.30 per unit for total proceeds of $113,249. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.75 per share.

dd)

Also in October 2009, the Company issued 100,000 shares of its common stock at $0.40 per share for services rendered by consultants valued at $40,000 based on the price on the date of grant.

ee)

Also in October 2009, the Company issued 50,000 shares of its common stock at $0.37 per share for services rendered by consultants valued at $18,500 based on the price on the date of grant.

ff)

Also in October 2009, the Company issued 40,000 shares of its common stock at $0.31 per share for services rendered by consultants valued at $12,400 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

gg)

In November 2009, the Company issued 20,000 shares of its common stock at $0.35 per share related to the exercise of stock options to a director for total proceeds of $7,000.

hh)

Also in November 2009, the Company issued 100,000 shares of its common stock at $0.28 per share for services rendered by consultants valued at $28,000 based on the price on the date of grant.

ii)

Also in November 2009, the Company issued 127,500 shares of its common stock at $0.26 per share for services rendered by consultants valued at $33,150 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

jj)

Also in November 2009, the Company conducted a private placement offering whereby it issued 78,558 units at a price of $0.30 per unit for total proceeds of $23,567. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.75 per share.

kk)

In December 2009, the Company issued 10,000 shares of its common stock at $0.21 per share for services rendered by consultants valued at $2,100 based on the price on the date of grant.

ll)

Also in December 2009, the Company issued 76,000 shares of its common stock at $0.35 per share related to the exercise of stock options to a director for total proceeds of $22,800.

mm)

Also in December 2009, the Company issued 100,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $20,000 based on the price on the date of grant.

nn)

Also in December 2009, the Company conducted a private placement offering whereby it issued 265,000 shares of its common stock at a price of $0.15 per share for total proceeds of $39,750.

oo)

Also in December 2009, the Company issued 40,000 shares of its common stock at $0.22 per share for services rendered by consultants valued at $8,800 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

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

l)

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

m)

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

n)

In December 2008, the Company settled outstanding promissory notes and accrued interest totalling $589,632 through the issuance of 3,930,879 shares of the Company’s common stock at a price recorded at the market price on the date of grant. Accordingly, we recorded a loss on settlement for the difference in fair value of the shares issued and the debt extinguished.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2007	5,063,297	1.04	0.99
Issued	1,137,500	0.88	1.96
Exercised	(225,000)	0.61	–
Expired/Cancelled	(140,000)	0.75	–

Balance, December 31, 2008	5,835,797	1.00	1.25
Issued	631,055	0.68	1.79
Exercised	–	–	–
Expired/Cancelled	(4,698,297)	1.07	–

Outstanding, December 31, 2009	1,768,555	0.72	1.08

9.

STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 933,000 and 985,000 respectively under each plan, for a total remaining of 1,918,000 as at December 31, 2009.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants. As at December 31, 2009, shares remaining to be issued under each plan were nil and 1,482,000, respectively.

On March 6, 2009, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.27 per share and vested immediately. The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the year ended December 31, 2009, the Company recorded stock-based compensation of $23,510 as a general and administrative expense in connection with these options.

Also on March 6, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to certain employees. The options carry an exercise price of $0.27 per share and vested immediately. The options expire March 6, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the year ended December 31, 2009, the Company recorded stock-based compensation of $47,020 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

9.

STOCK-BASED COMPENSATION (continued)

On April 7, 2009, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.35 per share and vested immediately. The options expire April 7, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.26. During the year ended December 31, 2009, the Company recorded stock-based compensation of $259,735 as a general and administrative expense in connection with these options.

Also on April 7, 2009, the Company granted options to purchase a total of 240,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.35 per share and vest monthly. The options expire April 7, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.23. During the year ended December 31, 2009, the Company recorded stock-based compensation of $27,308 as a general and administrative expense in connection with these options.

On April 27, 2009, the Company granted options to purchase a total of 1,500,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the year ended December 31, 2009, the Company recorded stock-based compensation of $687,383 as a general and administrative expense in connection with these options.

Also on April 27, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the year ended December 31, 2009, the Company recorded stock-based compensation of $91,651 as a general and administrative expense in connection with these options.

Also on April 27, 2009, the Company granted options to purchase a total of 300,000 shares of the Company’s common stock to certain employees. The options carry an exercise price of $0.52 per share and vested immediately. The options expire April 27, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.46. During the year ended December 31, 2009, the Company recorded stock-based compensation of $137,476 as a general and administrative expense in connection with these options.

On August 17, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.30 per share and vested immediately. The options expire August 17, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.22. During the year ended December 31, 2009, the Company recorded stock-based compensation of $44,628 as a general and administrative expense in connection with these options.

On October 29, 2009, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.30 per share and vested immediately. The options expire October 29, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the year ended December 31, 2009, the Company recorded stock-based compensation of $472,041 as a general and administrative expense in connection with these options.

On October 29, 2009, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director. The options carry an exercise price of $0.30 per share and vested immediately. The options expire October 29, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the year ended December 31, 2009, the Company recorded stock-based compensation of $236,021 as a general and administrative expense in connection with these options

Also on October 29, 2009, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.30 per share and vested immediately. The options expire October 29, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the year ended December 31, 2009, the Company recorded stock-based compensation of $23,602 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

9.

STOCK-BASED COMPENSATION (continued)

Also on October 29, 2009, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to certain employees. The options carry an exercise price of $0.30 per share and vested immediately. The options expire October 29, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.24. During the year ended December 31, 2009, the Company recorded stock-based compensation of $47,204 as a general and administrative expense in connection with these options.

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2009 and 2008 were $0.42 and $0.69 per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2009	December 31, 2008

Expected dividend yield	0%	0%
Risk-free interest rate	1.89%	2.43%
Expected volatility	137.33%	129.74%
Expected option life (in years)	3.98	3.75

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

9.

STOCK-BASED COMPENSATION (continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 were $nil and $123,000 respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2008	5,250,850	$ 0.80

Granted	7,040,000	$ 0.32
Exercised	(129,333)	$ 0.32
Expired/Cancelled	(250,000)	$ 0.66

Outstanding, December 31, 2009	11,911,517	$ 0.56	3.24	$nil

Exercisable, December 31, 2009	10,951,517	$ 0.51	3.33	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the years ended December 31, 2009, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2009	1,486,662	$0.23
Granted	7,040,000	$0.30
Vested	(7,566,662)	$0.30

Nonvested at December 31, 2009	960,0000	$ 0.20

As at December 31, 2009, there was $192,898 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.59 years.

10.

INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2009	2008

Net operating loss carry-forward	$ 4,690,569	$3,562,192
Valuation allowance	(4,690,569)	(3,2562,192)

Net future income taxes	–	–

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

11.

SUBSEQUENT EVENTS

On January 1, 2010, the Company issued 10,000 shares of its common stock at $0.25 per share for services rendered by consultants valued at $2,500 based on the price on the date of grant.

On January 5, 2010, the Company conducted a private placement offering whereby it issued 125,000 shares of its common stock at a price of $0.20 per share for total proceeds of $25,000.

On January 9, 2010, the Company issued 100,000 shares of its common stock at $0.24 per share for services rendered by consultants valued at $24,000 based on the price on the date of grant.

On January 11, 2010, the Company settled outstanding promissory notes and accrued interest totalling $71,933 through the issuance of 479,554 shares of the Company’s common stock at a price recorded at the market price on the date of grant.

On January 19, 2010, the Company issued 40,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $8,000 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

On January 25, 2010, the Company issued 19,412 shares of its common stock at $0.17 per share for services rendered by consultants valued at $3,300 based on the price on the date of grant.

Also on January 25, 2010, the Company issued 13,750 shares of its common stock at $0.24 per share for services rendered by consultants valued at $3,300 based on the price on the date of grant.

On February 1, 2010, the Company issued 10,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $2,000 based on the price on the date of grant.

On February 9, 2010, the Company issued 100,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $20,000 based on the price on the date of grant.

On February 17, 2010 the Company issued 62,500 shares of its common stock registered on Form S-8 at $0.18 per share for services rendered by consultants valued at $11,250 based on the price on the date of grant.

On February 19, 2010, the Company issued 40,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $7,600 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

On March 1, 2010, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $1,900 based on the price on the date of grant.

On March 22, 2010, the Company issued 140,200 shares of its common stock at $0.14 per share for total proceeds of $19,628.

On March 9, 2010, the Company issued 200,000 shares of its common stock at $0.40 per share related to the exercise of stock options to an officer, for a total proceeds of $80,000.

On March 26, 2010, the Company conducted a private placement offering whereby it issued 1,000,000 units at a price of $0.10 per unit for total consideration of $100,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

On March 31, 2010, the Company conducted a private placement offering whereby it issued 600,000 units at a price of $0.10 per unit for total consideration of $60,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

11.

SUBSEQUENT EVENTS (Continued)

On April 1, 2010, the Company issued 10,000 shares of its common stock at $0.13 per share for services rendered by consultants valued at $1,300 based on the price on the date of grant.

Also on April 1, 2010 the Company entered into an agreement with a consultant, whereby the Company initially issued 1,400,000 shares of its common stock registered on Form S-8 at $0.08 per share for services valued at $112,000 and 500,000 shares of its common stock at $0.13 per share for services valued at $65,000.

Subsequent events have been reviewed through the date of this report, April 13, 2010.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Management continues to evaluate remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Frank R. Evanshen, 61	Director, President, and Chief Executive Officer	From May 27, 2003 to present	None
Darrin McCormack, 44	Chief Financial Officer	From August 13, 2007 to present	None
T. Allen Rose, 53	Director, Secretary and Treasurer	May 27, 2003 to present	None
James P. Yano, 43	Chief Operations Officer	September 30, 2008 to present	None

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Frank R. Evanshen has been the President, Chief Executive Officer and a director of WordLogic Corporation since October 2001. Upon the closing of our merger with WordLogic Corporation on May 27, 2003 Mr. Evanshen was appointed as our President, Chief Executive Officer and a director. Mr. Evanshen has been a venture capitalist and merchant banker for over 25 years and has extensive experience in raising capital for private and public ventures. He received his Bachelor of Arts from Loyola College in Montreal in 1970.

Darrin McCormack has been our Chief Financial Officer since August 13, 2007. Mr. McCormack is a Certified General Accountant and Certified Fraud Examiner and is the managing partner in the firm D. McCormack & Company Inc, CGA’s from July 1995 to present. D. McCormack & Company Inc. is a registered participant with the Canadian Public Accountability Board. Mr. McCormack has been a CGA in public practice since 1988. He received his diploma in Financial Accounting from Malaspina College in Nanaimo, BC in 1986.

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

James P. Yano has served as our Chief Operations Officer since September 30, 2008. Mr. Yano has over 10 years experience in sales and marketing. In that time he has served in various executive and managerial positions with companies specializing in software and scientific equipment. From 2001 to 2005, Mr. Yano served as a Marketing Manager with Agilent Technologies Inc., a $6 Billion scientific instruments/analysis equipment maker. During this time, Mr. Yano organized product development, strategized new product concepts, executed the introduction of new products onto the market and exceeded sales forecasts. From 2005 to the present, Mr. Yano has been working as Vice President of Marketing and International Channels with Aspectrics, Inc., a process instrument manufacturer. At Aspectrics, Inc., Mr. Yano identified new products and market opportunities and commercialized the company’s concepts through the development of relationships with manufacturers and distribution agents.

Peter Knaven has served as our Senior Vice President since July 1, 2004, and as our Chief Technology Officer since November 7, 2007. From 2002 to 2004, Mr. Knaven worked as a software consultant with Percomm Incorporated, a company in the business of designing and manufacturing pagers. Mr. Knaven first joined WordLogic Corporation in 2000 as a software engineer, and had been one of the chief architects of the WordLogic predictive engine until 2001. He possesses extensive knowledge of the technology, software development cycle, and has wide experience in project design and management. Mr. Knaven received his Bachelor of Science in Computer Science from HIO Higher Technical Education in Enschede, Netherlands in 1985.

Significant Employees

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2009, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have three directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee

We established a separately-designated standing audit committee on February 19, 2008. The committee consists of Darrin McCormack, our Chief Financial Officer, Peter Knaven, a Director, Senior Vice President and Chief Technology Officer, as well as T. Allen Rose, a Director, Secretary and Treasurer.

Darrin McCormack is the financial expert serving on our audit committee, but as he also serves as our Chief Financial Officer, he is not an independent member of our committee.

The OTC BB on which we list does not have any independence requirements for the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank Evanshen	2008	nil	nil	nil	$1,465,239	nil	nil	$186,854 (1)	$1,652,093
President, CEO and Director	2009	nil	nil	nil	$1,419,160	nil	nil	$175,960 (1)	$1,595,120

Darrin McCormack	2008	nil	nil	nil	nil	nil	nil	$30,951 (2)	$30,951
CFO	2009	nil	nil	nil	$138,763	nil	nil	$25,387	$164,150

Peter Knaven	2008	$93,427	nil	nil	$75,060	nil	nil	nil	$168,487
Senior Vice President, Chief Technology Officer and Director (3)	2009	$87,980	nil	nil	$273,551	nil	nil	nil	$361,531

T. Allen Rose,	2008	nil	nil	nil	$171,224	nil	nil	$13,080	$184,304
Former CFO, Secretary, Treasurer and Director (4)	2009	nil	nil	nil	nil	nil	nil	nil	nil

James P. Yano,	2008	nil	nil	nil	$23,899	nil	nil	$61,857	$85,756
Chief Operations Officer (5)	2009	nil	nil	nil	$140,224	nil	nil	$165,600	$305,824

(1)

Represents management consulting fees paid to Meridian Capital Corp. (“MCC”). MCC, a company controlled by Franklin R. Evanshen, has a management agreement with us for the services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $14,663 ($16,667 CAD) for services rendered.

(2)

Represents amounts incurred with D. McCormack & Company Inc., a company controlled by Darrin McCormack, for accounting and financial management services provided personally by Mr. McCormack in his role as Chief Financial Officer. Under the agreement, fees are charged at approximately $97 ($110 CAD) per hour.

(3)

Peter Knaven has an employment agreement with us for his employment as a Software Programmer and Developer. This agreement provides that Mr. Knaven is paid approximately $7,332 ($8,333 CAD) per month for his services. On July 1, 2004 we entered into an agreement to grant to Mr. Knaven 1,000,000 options to purchase shares of our common stock at a price of $0.60 per share. 100,000 options were vested immediately, while 900,000 vest monthly at a rate of 15,000 per month, beginning on July 1, 2004 and ending on July 1, 2009. Mr. Knaven was appointed as one of our directors on August 13, 2007. Subsequent to December 31, 2009, Mr. Knaven resigned as a director.

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

d.

The Consulting Agreement may be terminated by either Mr. Yano or the Company with 7 days written notice.

Mr. Yano’s Consulting Agreement was amended on October 1, 2009. According to the amendment agreement monthly salary of $18,000 was cancelled. Mr. Yano will continue his services and will remain entitled to the above options.

Option Grants

Outstanding Equity Awards at Fiscal Year End
OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Franklin R. Evanshen	850,000 1,466,667 980,000 1,774,000	nil nil nil nil	nil nil nil nil	$1.00 $0.52 $0.35 $0.30	Jan 3, 2013 Apr 27, 2014 Apr 7, 2014 Oct 29, 2012
Darrin McCormack	100,000 200,000 100,000	nil nil nil	nil nil nil	$0.27 $0.52 $0.30	Mar 6, 2014 Apr 27, 2014 Oct 29, 2012
Peter Knaven	970,850 1,000,000	nil nil	nil nil	$0.60 $0.30	Jul 1, 2011 Oct 29, 2012
James P. Yano	200,000 1,300,000 200,000	nil nil nil	nil 900,000 nil	$0.80 $0.40 $0.30	Sep 30, 2013 Sep 30, 2013 (1) Aug 17, 2011
T. Allen Rose	250,000	nil	nil	$0.80	Aug 18, 2013

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

Change of Control

As of December 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of March 9, 2010 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 13, 2010, there were 45,776,800 common shares, 12,411,517 stock purchase options, and 2,268,555 stock purchase warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)(#)	Percent of Class (2)(%)
Frank R. Evanshen (3) 3710 Southridge Place West Vancouver British Columbia V7V 3H8	Common	13,522,024 (4)	29.53%
Darrin McCormack (5) 1729 Pavenham Rd. Cowichan Bay British Columbia V0R 1N1	Common	20,000 (6)	*
Peter Knaven (7) 1924 Limerick Place North Vancouver British Columbia V7J 3A1	Common	2,400,370 (8)	5.24%
T. Allen Rose (9) 724 Colborne Street New Westminster British Columbia	Common	250,000 (10)	*
James P. Yano 2508 Stanford Way Antioch, CA 94531 (11)	Common	800,000(12)	1.47%
All Officers and Directors as a Group	Common	16,992,394	36.24%
Harold Gunn 1116 Ironwork Passage Vancouver British Columbia V6M 3P1	Common	6,054,836	13.22%

* equals less than 1%.

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

(2)

 Based on 45,776,800 issued and outstanding shares of common stock as of April 13, 2010 plus shares issuable upon exercise of options and warrants.

(3)

Frank R. Evanshen is our director, President and Chief Executive Officer.

(4)

Includes 8,445,681 common shares and held under his own name, 5,676 common shares held by MCC Meridian Capital Corp., a company controlled by Frank R. Evanshen as well as options and warrants to purchase 5,070,667 common shares held under his own name.

(5)

Darrin McCormack was appointed as our Chief Financial Officer on August 31, 2007.

(6)

Includes 20,000 common shares held directly by Darrin McCormack.

(7)

Peter Knaven resigned on March 12, 2010 as a Director with the Company.

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

(11)

James P. Yano has been our Chief Operations Officer since September 30, 2008.

(12)

Includes options to purchase 800,000 shares of our common stock.

Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have entered into an agreement with a private company controlled by one of our directors to rent office premises requiring monthly lease payments of approximately $12,182 ($CAD 13,846) expiring February 28, 2010. Office rent incurred by us totalled approximately $146,184 ($CAD 166,156) and approximately $143,109 ($CAD 153,177) for the years ended December 31, 2009 and 2008, respectively. On March 1, 2010 the Company renewed the agreement to rent office premises for another 12 months until February 28, 2011 at the same monthly rate of $CAD 13,846.

As of December 31, 2009, our future minimum lease payments under our non-cancellable operating leases are as follows:

Twelve months ended December 31, 2010	$158,089
Twelve months ended December 31, 2011	$26,3487
Total	$184,4377

We have also entered into an agreement with a private company controlled by one of our directors to provide management services requiring monthly payments of approximately $14,663 ($CAD 16,667), expiring June 1, 2010. Management fees incurred by us totaled $175,960 ($CAD 200,000) and $186,854 ($CAD 200,000) for the years ended December 31, 2009 and 2008, respectively. As at December 31, 2009 the amount owing to this private company totaled $78,357.

During the year ended December 31, 2008, we received proceeds of $142,721 ($CAD150,000) from a director on an unsecured promissory note. The note bears interest at 8% per annum, matures April 30, 2010 and includes $CAD 150,000 of principal and all related accrued interest. Accrued interest payable on the note totaled $21,866 ($CAD 22,981) at December 31, 2009. Interest expense on the note during the year ended December 31, 2009 totaled $10,583 ($CAD 12,030).

During the year ended December 31, 2009, we paid $2,688 to a private company controlled by an officer for accounting services incurred in the year ended December 31, 2008. During the year ended December 31, 2009, we incurred accounting fees of $25,387 with this private company, of which $15,227 is outstanding as at December 31, 2009.

During the year ended December 31, 2009, we paid $87,980 to a director for wages and salaries.

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$29,688	$67,933
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$29,688	$67,933

Audit Fees

During the fiscal years ended December 31, 2009, we incurred $29,688 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2009 and 2008.

During the fiscal year ended December 31, 2008, we incurred approximately $67,933 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Consolidated Balance Sheet of WordLogic Corporation., and subsidiary as of December 31, 2009 and 2008, the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008, the Consolidated Statements Stockholders’ Deficit from January 1, 2009 to December 31, 2009, and Statements of Cash Flows for the year ended December 31, 2009, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.1a	Restated Articles of Incorporation	Filed with the SEC on November 1, 2006 as part of our Quarterly Report on Form 10QSB.
3.2	Bylaws	Filed with the SEC on May 21, 2003as part of our Registration Statement on Form 10SB12G.
10.1	Loan Agreement with Peter Knaven	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.2	Promissory Note to Peter Knaven dated February 1, 2008.	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.3	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008.	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.4	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp. dated March 1, 2008.	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.5	Promissory Note Extension Agreement with Peter Knaven dated April 30, 2008.	Filed with the SEC on May 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note Extension Agreement with Peter Knaven dated June 30, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.7	Renewal Agreement with MCC Meridian Capital Corp. dated June 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.8	Consulting Agreement between the Company and James P. Yano dated September 30, 2008.	Filed with the SEC on October 17, 2008 as part of our Current Report on Form 8-K.
10.9	Promissory Note Extension Agreement with Peter Knaven dated August 31, 2008	with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.10	Consulting Agreement with William Pipkin dated September 12, 2008.	Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.11	Debt Settlement Agreement with EH & P Investments AG executed on December 17, 2008.	Filed with the SEC on December 22, 2008 as part of our Current Report on Form 8-K.
10.12	Promissory Note Extension Agreement with Peter Knaven dated November 30, 2008.	Filed with the SEC on March 3, 2009 as part of our Annual Report on Form 10-K
10.13	Debt Settlement Agreement with Richard Kozukan dated January 1, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORDLOGIC CORP.

Dated: April 14, 2010

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President and Chief Executive Officer

Dated: April 14, 2010

/s/ Darrin McCormack

By: Darrin McCormack

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 14, 2010

/s/ Franklin Evanshen

Franklin Evanshen, Director

Dated: April 14, 2010

/s/ T. Allen Rose

T. Allen Rose, Director