Form 10-Q
period 2010-03-31
WORDLOGIC CORP
filed 2010-05-18
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-149000

WORDLOGIC CORPORATION

(Name of small business issuer in its charter)

Nevada	88-0422023
(State of incorporation)	(I.R.S. Employer Identification No.)

650 West Georgia Street, Suite 2400

Vancouver, British Columbia, Canada V6B 4N7

(Address of principal executive offices)

604 257 3660

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X . Yes            . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        . Yes     X  .  No

As of April 17, 2010, there were 46,436,800 shares of the registrant’s $.001 par value common stock issued and outstanding.

WORDLOGIC CORPORATION *

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “WLGC”, “we”, “us” and “our” are references to WordLogic Corporation.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

March 31, 2010

Index

Unaudited Consolidated Balance Sheets

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Unaudited Consolidated Statements of Stockholders’ Deficit

7

Notes to the Consolidated Financial Statements

11

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets

Current Assets

Cash	$2,086	$371
Restricted cash (Note 3)	7,165	21,422
Accounts receivable	98	124
Goods and services tax receivable	5,047	5,851
Employee advances	216	209

Total Current Assets	14,612	27,977

Property and equipment, net of accumulated depreciation (Note 4)	7,597	7,938

Total Assets	$22,209	$35,915

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$–	$164
Accounts payable	864,536	792,585
Bank loan payable (Note 5)	41,824	43,601
Indebtedness to related parties (Note 6)	39,330	93,584
Accrued interest	54,779	112,653
Note payable to related party (Note 6)	147,666	142,721
Current portion of long-term debt (Note 7)	–	17,511

Total Current Liabilities	1,148,135	1,202,819

Total Liabilities	1,148,135	1,202,819

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 43,866,800 and 40,916,384 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively (Note 8)	43,867	40,916
Additional paid-in capital	15,954,096	15,428,747
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(14,296,226)	(13,881,778)
Accumulated other comprehensive loss	(562,809)	(489,935)

Total Stockholders’ Deficit	(1,125,926)	(1,166,904)

Total Liabilities and Stockholders’ Deficit	$22,209	$35,915

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2010 (Unaudited)	March 31, 2010	March 31, 2009

Revenues
Product sales	$21,035	$376	$1,192
Royalty revenue	32,962	–	–

Total Revenues	53,997	376	1,192

Operating expenses
Rent, related party (Note 6)	693,736	39,717	33,142
Selling, general and administrative (Note 6)	11,494,742	308,937	685,277
Research and development	2,318,371	45,183	79,197

Total Operating Expenses	14,506,849	393,837	797,616

Loss from Operations	(14,452,852)	(393,461)	(796,424)

Other income (expenses)

Interest income	1,760	–	–
Interest expense:
Related parties (Note 6)	(75,649)	(2,958)	(3,541)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(434,636)	(3,642)	(2,514)
Gain on derivative liability	142,861	–	–
Loss on settled liabilities	(932,467)	(14,387)	–

Loss Before Extraordinary Item	(15,896,226)	(414,448)	(802,479)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Loss	$(14,296,226)	$(414,448)	$(802,479)

Other Comprehensive Income

Net Gain/(Loss) of Foreign Currency Translation	(562,809)	(72,874)	34,750

Net Comprehensive Income	$(14,859,035)	$(487,322)	$(767,729)

Basic and diluted loss per share		$(0.01)	$(0.02)

Weighted average common shares outstanding		42,135,383	34,703,496

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2010 (Unaudited)	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(14,296,226)	$(414,448)	$(802,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,095	598	728
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	7,926,577	157,351	390,935
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	997,107	14,387	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	45,618	830	(785)
Employee advances	(15,584)	(7)	5
Bank overdraft	(164)	(164)	(4,071)
Accounts payable and accrued liabilities	500,529	71,694	204,945
Accrued interest payable	86,310	(57,874)	(2,810)
Net cash used in operating activities	(4,649,899)	(227,633)	(213,532)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–
Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	1,211,937	17,680	182,074
Repayment of related party advances	(814,215)	–	–
Proceeds from promissory notes issued to related parties	409,175	4,945	–
Repayment of related party promissory notes	(493,941)	–	(3,375)
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	(17,511)	–
Repayment of other promissory notes	(443,220)	–	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	41,824	–	–
Repayment of line of credit	–	(1,777)	(2,140)
Proceeds from stock options and warrants exercised	532,815	80,000	–
Proceeds from sale of common shares	3,915,383	204,628	–
Net cash provided by financing activities	5,247,371	287,965	176,559

Effect of exchange rate changes on cash	(562,809)	(72,874)	34,750

Net change in cash	7,721	(12,542)	(2,223)
Cash, beginning of period	1,530	21,793	4,277

Cash, end of period	$9,251	$9,251	$2,054

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,061,566	$71,934	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$205,391	$1,292	$1,209

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Comprehensive loss	–	–	–	–	–	–	(4,534,183)
Balance, December 31, 2009 (continued)	40,916,384	40,916	15,428,747	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	30,000
Common stock issued for services ($0.18/share)	62,500	63	11,187	–	–	–	11,250
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	3,300
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	9,500
Common stock issued in settlement of debt	479,554	480	85,841	–	–	–	86,321
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	80,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	160,000
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	19,628
Common stock options and warrants vested	–	–	73,501	–	–	–	73,501
Comprehensive loss:
Net loss	–	–	–	–	(414,448)	–	(414,448)
Currency translation adjustment	–	–	–	–	–	(72,874)	(72,874)

Balance, March 31, 2010	43,866,800	43,867	15,954,096	(2,264,854)	(14,296,226)	(562,809)	(1,125,926)

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

a)

Nature of Operations

WordLogic Corporation (the “Company” or “WLC”), formerly TheAmericanWest.com, Inc., was incorporated under the laws of the State of Nevada on March 30, 1999. The Company’s primary business is the development and commercialization of data entry software for handheld computing devices. Its headquarters is located in Vancouver, BC, Canada.

b)

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

c)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At March 31, 2010 the Company has a working capital deficiency of $1,133,523 and has incurred losses of $14,296,226 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Development Stage

Following its reverse merger on May 27, 2003, the Company entered the development stage and became a development stage enterprise.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS (continued)

e)

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

f)

Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on April 15, 2010 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2010, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at March 31, 2010 or December 31, 2009.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the three months ended March 31, 2010 and 2009.

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

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2010, there were 11,431,517 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

n)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the three months ended March 31, 2010 and 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of March 31, 2010 we had a restricted cash balance of $7,165.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of March 31, 2010 $	Net Carrying Amount as of March 31, 2010 $	Net Carrying Amount as of December 31, 2009 $
Office equipment	3,799	3,408	391	398
Computer equipment	139,171	133,523	5,648	5,955
Computer software	6,980	6,980	-	-
Furniture and fixtures	15,014	13,456	1,558	1,585

	164,964	157,367	7,597	7,938

Depreciation expense totalled $598 and $728 for the three months ended March 31, 2010 and 2009, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada in the amount of $41,824 repayable upon demand, requiring monthly blended payments of CDN$835 (US$742) including principal and interest at 4.25% per annum. Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$47,574). The loan is secured by a personal guarantee of an officer of the Company.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, expiring February 28, 2011. Office rent incurred by the Company totalled $39,717 ($CAD 41,539) for the three months ended March 31, 2010.

As of March 31, 2010, the Company’s future minimum lease payments under non-cancellable operating leases are as follows:

Twelve months ended December 31, 2010	$158,865
Twelve months ended December 31, 2011	26,477
Total	$185,342

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2010. Management fees incurred by the Company totalled $47,807 ($CAD 50,000) for the three months ended March 31, 2010.  As of March 31, 2010 the amount owed to this private company totalled $23,575 for outstanding rent, management fees and advances.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

6.

RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

c)

During the year ended December 31, 2008, the Company received proceeds of $147,666 ($CAD150,000) from a former director on an unsecured promissory note. The note bears interest at 8% per annum, matures June 30, 2010, and includes $147,666 ($CAD 150,000) of principal and all related accrued interest. Accrued interest payable on the note totalled $25,536 ($CAD 25,940) at March 31, 2010.  Interest expense on the note during the three months ended March 31, 2010 totalled $2,959 ($CAD 3,006).

d)

During the three months ended March 31, 2010, the Company incurred accounting fees of $nil with a private company controlled by an officer for accounting services. As of March 31, 2010, the amount owed to this private company totalled $15,755 for services related to the year ended December 31, 2009.

e)

During the three months ended March 31, 2010, the Company incurred $22,497 with a former director for wages and salaries.

7.

NOTES PAYABLE

Promissory Note

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 the Company repaid $348,000. No amounts were repaid during the year ended December 31, 2009.  The note bears interest at 8% per annum.  The loan, together with accrued interest of $54,422 was paid during the three month period ended March 31, 2010, leaving no balance owing.

Interest expense on the note during the three months ended March 31, 2010 totalled $nil.

8.

COMMON STOCK

a)

In January 2010, the Company issued 10,000 shares of its common stock at $0.25 per share for services rendered by a consultant valued at $2,500 based on the price on the date of grant.

b)

Also in January 2010, the Company conducted a private placement offering whereby it issued 125,000 shares of its common stock at a price of $0.20 per share for total proceeds of $25,000.

c)

Also in January 2010, the Company issued 100,000 shares of its common stock at $0.24 per share for services rendered by consultants valued at $24,000 based on the price on the date of grant.

d)

Also in January 2010, the Company settled outstanding promissory notes and accrued interest totalling $71,934 through the issuance of 479,554 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.18 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished.

e)

Also in January 2010, the Company issued 40,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $8,000 based on the price on the date of grant.  30,000 of these shares were issued to a close relative of an officer of the Company.

f)

Also in January 2010, the Company issued 19,412 shares of its common stock at $0.17 per share for services rendered by a consultant valued at $3,300 based on the price on the date of grant.

g)

Also in January 2010, the Company issued 13,750 shares of its common stock at $0.24 per share for services rendered by a consultant valued at $3,300 based on the price on the date of grant.

h)

In February 2010, the Company issued 110,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $22,000 based on the price on the date of grant.

i)

Also in February 2010, the Company issued 62,500 shares of its common stock registered on a Form S-8 at $0.18 per share for services rendered by consultants valued at $11,250 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

8.

COMMON STOCK (Continued)

j)

Also in February 2010, the Company issued 40,000 shares of its common stock  at $0.19 per share for services rendered by consultants valued at $7,600 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

k)

In March 2010, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

l)

Also in March 2010, the Company issued 200,000 shares of its common stock at $0.40 per share related to the exercise of stock options to a consultant for total proceeds of $80,000.

m)

Also in March 2010, the Company conducted a private placement offering whereby it issued 140,200 shares of its common stock at $0.14 per share for total proceeds of $19,628.

n)

Also in March 2010, the Company conducted a private placement offering whereby it issued 1,000,000 units at a price of $0.10 per unit for total proceeds of $100,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional 1/2 share of common stock, exercisable at $0.15 per share.

o)

Also in March 2010, the Company conducted a private placement offering whereby it issued 600,000 units at a price of $0.10 per unit for total proceeds of $60,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2008	5,835,797	1.00	1.00
Issued	631,055	0.68	1.29
Exercised	–	–	–
Expired/Cancelled	(4,698,297)	1.07	–

Balance, December 31, 2009	1,768,555	0.72	0.55
Issued	1,100,000	0.15	2.00
Exercised	–	–	–
Expired/Cancelled	(25,000)	2.00	–

Outstanding, March 31, 2010	2,843,555	0.49	2.09

9.

STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 933,000 and 985,000, respectively under each plan, for a total remaining of 1,918,000 as at March 31, 2010.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants. As at March 31, 2010, shares remaining to be issued under each plan were nil and 1,419,500 respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

On March 26, 2010, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.15 per share and vested immediately. The options expire March 26, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.07. During the three months ended March 31, 2010, the Company recorded stock-based compensation of $35,948 as a general and administrative expense in connection with these options.

The weighted average assumptions used are as follows:

	Three Month Period Ended
	March 31, 2010	March 31, 2009

Expected dividend yield	0%	0%
Risk-free interest rate	1.04%	2.38%
Expected volatility	114.00%	130.11%
Expected option life (in years)	2.00	4.29

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $nil.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2009	11,911,517	$ 0.56

Granted	500,000	$ 0.15
Exercised	(200,000)	–
Expired/Cancelled	–	–

Outstanding, March 31, 2010	12,211,517	$ 0.55	2.70	$nil

Exercisable, March 31, 2010	11,431,517	$0.51	2.77	$nil

A summary of the status of the Company’s nonvested shares as of March 31, 2010, and changes during the three months ended March 31, 2010 is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	960,000	$0.20
Granted	500,000	$0.07
Vested	(680,000)	$0.11

Nonvested at March 31, 2010	780,000	$0.20

As at March 31, 2010, there was $155,344 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.50 years.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.

SUBSEQUENT EVENTS

On April 1, 2010, the Company issued 10,000 shares of its common stock at $0.13 per share for services rendered by consultant valued at $1,300 based on the price on the date of grant.

On April 1, 2010, the Company entered into an agreement with a consultant, whereby the consultant is to be issued a total of 4,300,000 shares of its common stock throughout the term of the contract. The Company has already issued 1,400,000 shares at $0.08 per share and 500,000 shares at $0.13 per share for services rendered by the consultant valued at $177,000 based on the price on the date of grant.

On April 30, 2010, the Company issued 100,000 shares of its common stock at $0.18 per share for services rendered by consultants valued at $18,000 based on the price on the date of grant.

On May 1, 2010, the Company issued 10,000 shares of its common stock at $0.18 per share for services rendered by consultant valued at $1,800 based on the price on the date of grant.

On May 3, 2010, the Company issued 400,000 shares of its common stock at $0.10 per share for total proceeds of $40,000.

On May 13, 2010, the Company issued 150,000 shares of its common stock at $0.10 per share for total proceeds of $15,000.

Subsequent events have been reviewed through the date of this report, May 17, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

WordLogic Corporation was incorporated in the State of Nevada on June 8, 2001 under the name The American West. On March 11, 2003, The American West entered into an Agreement and Plan of Merger with WordLogic Corporation, a Nevada corporation. The parties closed the Agreement on May 27, 2003.

WordLogic Corporation, based out of Vancouver, British Columbia is a developer of predictive text-entry software. Our company has technology that delivers advanced predictive text solutions designed to accelerate the entry of text and information into personal computing devices. Our target computing devices include handheld personal digital assistants (PDAs), smart phones, global positioning system (GPS), laptops, Tablet PCs, and conventional desktop computers. The WordLogic Predictive KeyboardTM software provides a fast entry system that adapts to a user’s vocabulary and tendencies to predict the next most common letters, words, or phrases. This software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multi-lingual symbol capability and fast access to internet sites from within common software applications. In addition, this software incorporates internet search engines by which a user can highlight a word, press the search key and get the Merriam Webster Dictionary definition of the word.

The shares of our common stock have traded on the Over-the-Counter Bulletin Board under the symbols “TAWS.OB” since April 14, 2003 and “WLGC.OB” since May 27, 2003.

CURRENT BUSINESS OPERATIONS

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

In January 2010, we were granted an allowance by the United States Patent and Trademark Office (USPTO) for our third patent (Application No. 11/133 770), covering multiple database searches on any keyboard-based computing device. The patent Notice of Allowability covers claim numbers 81, 104-110, 112, 123, 128-134 and 136-147 and reinforces the claims established in our existing patent. This includes searches through such data sources as thesauruses, encyclopedias, databases and the use of web and mobile services on such devices as personal computers, servers, PDAs, smartphones and netbooks.

Quarterly Developments

On January 11, 2010 the Company entered into a Debt Settlement Agreement with Richard Kozukan regarding the repayment of that certain loan made to the Company pursuant to a loan agreement with Richard Kozukan dated June 15, 2006.  Pursuant to the Debt Settlement Agreement, the Company agreed to issue to Richard Kozukan 479,554 common shares in the Registrant’s capital stock at the price of $0.18 per share for a total value of approximately $86,320, representing $71,933 of principal and interest due and outstanding pursuant to the loan agreement and a loss of $14,387 on settlement for the difference in the fair value of the shares issued and the debt extinguished.

On March 12, 2010, the Company accepted the resignation of Peter Knaven as the Director of the Company, such resignation was effective immediately. There were no disagreements between Mr. Knaven and our Board of Directors regarding any business practices or procedures.

Marketing

Our services are promoted by Mr. Evanshen. He will discuss our services with contacts he has established. We also anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Offices

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

Environmental Law.

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2010	2009
Current Assets	$14,612	$27,977
Current Liabilities	$1,148,135	$1,202,819
Working Capital (Deficit)	$(1,133,523)	$(1,174,842)

Cash Flows

	Three months Ended	Three months Ended
	March 31, 2010	March 31, 2009
Cash Flows from (used in) Operating Activities	$(227,633)	$(213,532)
Cash Flows from (used in) Financing Activities	$287,965	$176,559
Net Increase (decrease) in Cash During Period	$(12,542)	$(2,223)

Operating Revenues

We generated $376 in revenues fro the three months ended March 31, 2010 compared to $1,192 for the same period in 2009.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.  Since inception on May 27, 2003 to march 31, 2010 we have generated total revenues of $53,997 in product sales and royalty payments..

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2010 was $393,837 compared with $797,616 for the three months ended March 31, 2009.  The decrease of $403,779 was primarily attributed to a reduction in stock based payments to consultants.

Net loss for the three months ended March 31, 2010 was $414,448 compared with $802,479 for the three months ended March 31, 2009.  The overall decrease in net loss of $388,031 was primarily attributed to a reduction in stock based payments to consultants and a reduction in expenses related to research and development.

Liquidity and Capital Resources

As at March 31, 2010, the Company’s cash balance was $9,251 compared to $21,793 as at December 31, 2009 and its total assets were $22,209 compared with $35,915 as at December 31, 2009.  The decrease in total assets is primarily attributed to a decrease in restricted cash, held in trust by our attorneys for the payment of future legal invoices.

As at March 31, 2010, the Company had total liabilities of $1,148,135 compared with total liabilities of $1,202,819 as at December 31, 2009.  The overall decrease in total liabilities was attributed to increases in accounts payable and accrued liabilities of $71,951 as the Company did not have sufficient cash flow to settle obligations.  The increase was offset by the settlement of related party debt of $54,254 and the settlement of $71,934 of promissory notes and interest payable with the issuance of common shares.

As at March 31, 2010, the Company had a working capital deficit of $1,133,523 compared with a working capital deficit of $1,174,842 as at December 31, 2009.  The decrease in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $71,951 due to the lack of sufficient cash flow to pay its obligations, a reduction on restricted cash held for the prepayment of professional services of $14,257 and offset by settlement of related party debt of $54,254 and promissory notes and interest payable of $71,934 with the issuance of common shares.

Cashflow from Operating Activities

During the three months ended March 31, 2010, the Company used $227,633 of cash for operating activities compared to the use of $213,532 of cash for operating activities during the three months ended March 31, 2009

Cashflow from Investing Activities

During the three months ended March 31, 2010 and 2009, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2010, the Company received $287,965 of cash from financing activities compared to $176,559 for the three months ended March 31, 2009.  The increase in cash flows provided from financing activities is based on the fact that the Company received $204,628 of financing from a third-party and $17,680 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to only $182,074 in 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from not having an independent Audit Committee, not having preventative and detective IT systems in place to prevent and/or detect fraud other than password protection, and not having a segregation of duties between cash management and cash account reconciliations. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2010, the Company issued 10,000 shares of its restricted common stock at $0.25 per share for services rendered by a consultant valued at $2,500 based on the price on the date of grant.

Also in January 2010, the Company conducted a private placement offering whereby it issued 125,000 shares of its restricted common stock at a price of $0.20 per share for total proceeds of $25,000.

Also in January 2010, the Company issued 100,000 shares of its restricted common stock at $0.24 per share for services rendered by consultants valued at $24,000 based on the price on the date of grant.

Also in January 2010, the Company settled outstanding promissory notes and accrued interest totalling $71,934 through the issuance of 479,554 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.18 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished.

Also in January 2010, the Company issued 40,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $8,000 based on the price on the date of grant.  30,000 of these shares were issued to a close relative of an officer of the Company.

Also in January 2010, the Company issued 19,412 shares of its common stock at $0.17 per share for services rendered by a consultant valued at $3,300 based on the price on the date of grant.

Also in January 2010, the Company issued 13,750 shares of its common stock at $0.24 per share for services rendered by a consultant valued at $3,300 based on the price on the date of grant.

In February 2010, the Company issued 110,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $22,000 based on the price on the date of grant.

Also in February 2010, the Company issued 40,000 shares of its common stock  at $0.19 per share for services rendered by consultants valued at $7,600 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

In March 2010, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

Also in March 2010, the Company issued 200,000 shares of its common stock at $0.40 per share related to the exercise of stock options to a consultant for total proceeds of $80,000.

Also in March 2010, the Company issued 140,200 shares of its common stock at $0.14 per share in satisfaction of obligations owed by the Company totalling $19,628.

Also in March 2010, the Company conducted a private placement offering whereby it issued 1,000,000 units at a price of $0.10 per unit for total proceeds of $100,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional 1/2 share of common stock, exercisable at $0.15 per share.

Also in March 2010, the Company conducted a private placement offering whereby it issued 600,000 units at a price of $0.10 per unit for total proceeds of $60,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

On April 1, 2010, the Company issued 10,000 shares of its common stock at $0.13 per share for services rendered by consultant valued at $1,300 based on the price on the date of grant.

On April 1, 2010, the Company entered into an agreement with a consultant, whereby the consultant is to be issued a total of 4,300,000 shares of its common stock throughout the term of the contract. The Company has already issued 1,400,000 shares at $0.08 per share and 500,000 shares at $0.13 per share for services rendered by the consultant valued at $177,000 based on the price on the date of grant.

On April 30, 2010, the Company issued 100,000 shares of its common stock at $0.18 per share for services rendered by consultants valued at $18,000 based on the price on the date of grant.

On May 1, 2010, the Company issued 10,000 shares of its common stock at $0.18 per share for services rendered by consultant valued at $1,800 based on the price on the date of grant.

On May 3, 2010, the Company issued 400,000 shares of its common stock at $0.10 in satisfaction of obligations owed by the Company totalling $40,000.

On May 13, 2010, the Company issued 150,000 shares of its common stock at $0.10 in satisfaction of obligations owed by the Company totalling $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form 10SB12G filed with the SEC on June 8, 2001.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Quarterly Report Form 10QSB filed with the SEC on November 1, 2006.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form 10SB12G filed with the SEC on May 21, 2003.
10.02	Loan Agreement with Peter Knaven	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.03	Promissory Note to Peter Knaven dated February 1, 2008.	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.04	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008.	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.05	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp. dated March 1, 2008.	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.06	Promissory Note Extension Agreement with Peter Knaven dated April 30, 2008.	Filed with the SEC on May 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note Extension Agreement with Peter Knaven dated June 30, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.08	Renewal Agreement with MCC Meridian Capital Corp. dated June 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.09	Consulting Agreement between the Company and James P. Yano dated September 30, 2008.	Filed with the SEC on October 17, 2008 as part of our Current Report on Form 8-K.
10.10	Promissory Note Extension Agreement with Peter Knaven dated August 31, 2008	Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.11	Consulting Agreement with William Pipkin dated September 12, 2008.	Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.12	Debt Settlement Agreement with EH & P Investments AG executed on December 17, 2008.	Filed with the SEC on December 22, 2008 as part of our Current Report on Form 8-K.
10.13	Promissory Note Extension Agreement with Peter Knaven dated November 30, 2008.	Filed with the SEC on March 3, 2009 as part of our Annual Report on Form 10-K
10.14	Debt Settlement Agreement with Richard Kozukan dated January 1, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.15	Private Placement Agreement dated January 5, 2010 for the purchase of 125,000 shares at $0.20	Filed herewith.
10.16	Securities Purchase Agreement dated March 29, 2010 for the purchase of 1,000,000 shares at $0.10.	Filed herewith.
10.17	Common Stock Purchase Agreement dated March 29, 2010 for the purchase of up to 500,000 shares at $0.15	Filed herewith.
10.18	Securities Purchase Agreement dated March 31, 2010 for the purchase of 600,000 shares at $0.10.	Filed herewith.
10.19	Common Stock Purchase Agreement dated March 31, 2010 for the purchase of up to600,000 shares at $0.15	Filed herewith.
10.20	Consulting Agreement dated April 1, 2010	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORDLOGIC CORPORATION.

Dated: May 17, 2010

By:

 /s/ Franklin Evanshen

Franklin Evanshen

President and CEO

Dated: May 17, 2010

By:

 /s/ Darrin McCormack

Darrin McCormack

CFO