Form 10-Q
period 2010-06-30
WORDLOGIC CORP
filed 2010-08-23
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 21, 2010, there were 61,051,800 shares of the registrant’s $.001 par value common stock issued and outstanding.

WORDLOGIC CORPORATION

(A Development Stage Company)

June 30, 2010

WORDLOGIC CORPORATION *

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “WLGC”, “we”, “us” and “our” are references to WordLogic Corporation.

WORDLOGIC CORPORATION

(A Development Stage Company)

June 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index

Unaudited Consolidated Balance Sheets

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Unaudited Consolidated Statement of Stockholders’ Deficit

7

Notes to the Consolidated Financial Statements

11

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current Assets

Cash	$103	$371
Restricted cash (Note 3)	9,077	21,422
Accounts receivable	–	124
Goods and services tax receivable	5,935	5,851
Employee advances	206	209
Prepaid expenses	11,722	–

Total Current Assets	27,043	27,977

Property and equipment, net of accumulated depreciation (Note 4)	6,661	7,938

Total Assets	$33,704	$35,915

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$–	$164
Accounts payable	901,634	792,585
Bank loan payable (Note 5)	37,554	43,601
Indebtedness to related parties (Note 6)	57,496	93,584
Accrued interest	55,623	112,653
Note payable to related party	140,898	142,721
Notes payable (Note 7)	9,500	17,511

Total Current Liabilities	1,202,705	1,202,819

Total Liabilities	1,202,705	1,202,819

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 49,681,800 and 40,916,384 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively (Note 8)	49,682	40,916
Additional paid-in capital	16,653,122	15,428,747
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(15,101,108)	(13,881,778)
Accumulated other comprehensive loss	(505,843)	(489,935)

Total Stockholders’ Deficit	(1,169,001)	(1,166,904)

Total Liabilities and Stockholders’ Deficit	$33,704	$35,915

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2010 (Unaudited)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues
Product sales	$21,674	$639	$480	$1,015	$1,672
Royalty revenue	32,962	–	–	–	–

Total Revenues	54,636	639	480	1,015	1,672

Operating expenses
Rent, related party (Note 6)	733,628	39,892	36,015	79,609	69,157
Selling, general and administrative (Note 6)	12,135,423	640,681	1,684,558	949,618	2,369,835
Research and development	2,438,663	120,292	137,192	165,475	216,389

Total Operating Expenses	15,307,714	800,865	1,857,765	1,194,702	2,655,381

Loss from Operations	(15,253,078)	(800,226)	(1,857,285)	(1,193,687)	(2,653,709)

Other income (expenses)

Interest income	1,760	–	–	–	–
Interest expense:
Related parties (Note 6)	(81,351)	(2,744)	(3,889)	(5,702)	(7,430)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(433,590)	(1,912)	(2,367)	(5,554)	(4,881)
Gain on derivative liability	142,861	–	–	–	–
Gain on settled payables	(932,467)	–	–	(14,387)	–

Loss Before Extraordinary Item	(16,701,108)	(804,882)	(1,863,541)	(1,219,330)	(2,666,020)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Loss	(15,101,108)	(804,822)	(1,863,541)	(1,219,330)	(2,666,020)

Other Comprehensive Income
Net Gain/(Loss) of Foreign Currency Translation adjustment	(505,843)	56,966	(66,359)	(15,908)	(31,609)
Net Comprehensive Income	$(15,606,951)	$(747,916)	$(1,929,000)	$(1,235,238)	$(2,697,629)
Basic and diluted loss per share		$(0.02)	$(0.05)	$(0.03)	$(0.08)

Weighted average common shares outstanding		47,272,514	35,539,885	44,513,053	34,942,464

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Six Months Ended (Unaudited)
	June 30, 2010 (Unaudited)	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(15,101,108)	$(1,219,330)	$(2,666,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,696	1,199	1,519
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	8,526,368	757,142	2,033,950
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	997,107	14,387
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	44,828	40	(840)
Employee advances	(15,574)	3	(10)
Prepaid expenses	(11,722)	(11,722)
Bank overdraft	(164)	(164)	(3,881)
Accounts payable and accrued liabilities	592,503	163,668	275,275
Accrued interest payable	87,036	(57,148)	(1,943)
Net cash used in operating activities	(4,774,191)	(351,925)	(361,950)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–
Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	1,203,757	9,500	331,317
Repayment of related party advances	(814,215)	–	–
Proceeds from promissory notes issued to related parties	404,230	–	6,678
Repayment of related party promissory notes	(531,852)	(37,911)	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	913,220	–	–
Repayment of other promissory notes	(425,709)	–	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	37,554	–	2,797
Repayment of line of credit	–	(6,047)	–
Proceeds from sale of warrants	85	50	–
Proceeds from stock options and warrants exercised	532,780	80,000	11,690
Proceeds from sale of common shares	4,020,383	309,628	57,000
Net cash provided by financing activities	5,314,626	355,220	409,482

Effect of exchange rate changes on cash	(505,843)	(15,908)	(31,609)

Net change in cash	7,650	(12,613)	15,923
Cash, beginning of period	1,530	21,793	4,277
Cash, end of period	$9,180	$9,180	$20,200

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,061,566	$71,934	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$206,503	$2,404	$1,209

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Statement of Stockholders’ Deficit

(Expressed in US dollars)

					Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$

Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	(115,604)	(115,604)

Comprehensive loss	–	–	–	–	–	–	(4,534,183)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	30,000
Common stock issued for services ($0.18/share)	62,500	63	11,187	–	–	–	11,250
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	3,300
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	9,500
Common stock issued for services ($0.18/share)	110,000	110	19,690	–	–	–	19,800
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	92,300
Common stock issued for services ($0.10/share)	100,000	100	9,900	–	–	–	10,000
Common stock issued for services ($0.08/share)	1,400,000	1,400	110,600	–	–	–	112,000
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	102,000
Common stock issued for services ($0.14/share)	1,595,000	1,595	221,705	–	–	–	223,300
Sale of common stock ($0.10/share)	650,000	650	64,350	–	–	–	65,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	400,000	400	39,600	–	–	–	40,000
Common stock issued in settlement of debt	479,554	480	85,841	–	–	–	86,321
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	80,000

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Statement of Stockholders’ Deficit

(Expressed in US dollars)

					Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Deficit	Stage	Loss	Total
		$	$	$	$	$	$

Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	160,000
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	19,628
Common stock options and warrants vested	–	–	113,942	–	–	–	113,942
Comprehensive loss:
Net loss	–	–	–	–	(1,219,330)	–	(1,219,330)
Currency translation adjustment	–	–	–	–	–	(15,908)	(15,908)

Comprehensive loss	–	–	–	–	–	–	(1,235,238)
Balance, June 30, 2010 (unaudited)	49,681,800	49,682	16,653,122	(2,264,854)	(15,101,108)	(505,843)	(1,169,001)

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

c)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At June 30, 2010 the Company has a working capital deficiency of $1,175,662 and has incurred losses of $15,101,108 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2010, and the consolidated results of its operations and consolidated cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at June 30, 2010 or December 31, 2009.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the six months ended June 30, 2010 and 2009.

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

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2010, there were 11,301,517 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

n)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the six months ended June 30, 2010 and 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of June 30, 2010 and December 31, 2009 we had a restricted cash balance of $9,077 and $21,422, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of June 30, 2010 $	Net Carrying Amount as of June 30, 2010 $	Net Carrying Amount as of December 31, 2009 $
Office equipment	3,625	3,271	354	398
Computer equipment	132,793	127,894	4,899	5,955
Computer software	6,660	6,660	-	-
Furniture and fixtures	14,326	12,918	1,408	1,585

	157,404	150,743	6,661	7,938

Depreciation expense totalled $1,199 and $1,519 for the six months ended June 30, 2010 and 2009, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada in the amount of $37,554 repayable upon demand, requiring monthly blended payments of CDN$835 (US$780) including principal and interest at 4.25% per annum. Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$46,966). The loan is secured by a personal guarantee of an officer of the Company.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company has entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, expiring February 28, 2011. Office rent incurred by the Company totalled $79,609 ($CAD 83,078) for the six months ended June 30, 2010.

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2011. Management fees incurred by the Company totalled $95,824 ($CAD 100,000) for the six months ended June 30, 2010.  As of June 30, 2010 the amount owed to this private company totalled $33,340 for outstanding rent, management fees and advances.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

6.

RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

c)

During the year ended December 31, 2008, the Company received proceeds of $140,898 ($CAD150,000) from a former director on an unsecured promissory note. The note bears interest at 8% per annum, matures September 30, 2010, and includes $140,898 ($CAD 150,000) of principal and all related accrued interest. Accrued interest payable on the note totalled $27,176 ($CAD 28,932) at June 30, 2010.  Interest expense on the note during the six months ended June 30, 2010 totalled $5,702 ($CAD 5,951).

d)

During the six months ended June 30, 2010, the Company incurred accounting fees of $8,864 with a private company controlled by an officer for accounting services. As of June 30, 2010, the amount owed to this private company totalled $24,156.

e)

During the six months ended June 30, 2010, the Company incurred $47,912 with a former director for wages and salaries.

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 the Company repaid $348,000. No amounts were repaid during the year ended December 31, 2009.  The note bears interest at 8% per annum.  The loan, together with accrued interest of $54,422 was paid during the six month period ended June 30, 2010, leaving no balance owing.

Interest expense on the note during the six months ended June 30, 2010 totalled $nil.

During the six month period ended June 30, 2010, the Company received proceeds of $9,500 on an unsecured promissory note, which remained outstanding at June 30, 2010.  The note bears interest at 10% per annum, which totalled $118, which remained outstanding at June 30, 2010.

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

p)

In April 2010, the Company issued 510,000 shares of its common stock at $0.13 per share for services rendered by consultants valued at $66,300 based on the price on the date of grant.

q)

Also in April 2010, the Company issued 1,400,000 shares of its common stock registered on a Form S-8 at $0.08 for services rendered by a consultant valued at $112,000 based on the price on the date of grant.

r)

Also in April 2010, the Company issued 100,000 shares of its common stock at $0.18 per share for services rendered by consultants valued at $18,000 based on the price on the date of grant.

s)

In May 2010, the Company issued 10,000 shares of its common stock at $0.18 per share for services rendered by a consultant valued at $1,800 based on the price on the date of grant.

t)

Also in May 2010, the Company conducted a private placement offering whereby it issued 650,000 shares of its common stock at $0.10 per share for total proceeds of $65,000.

u)

Also in May 2010, the Company issued 850,000 shares of its common stock registered on Form S-8 at $0.12 per share for services rendered by employees and consultants valued at $102,000 based on the price on the date of grant.

v)

Also in May 2010, the Company issued 100,000 shares of its common stock at $0.10 per share for services rendered by a consultant valued at $10,000 based on the price on the date of grant.

w)

Also in May 2010, the Company issued 1,020,000 shares of its common stock registered on Form S-8 at $0.14 per share for services rendered by consultants valued at $142,800 based on the price on the date of grant.

x)

Also in May 2010, the Company conducted a private placement offering whereby it issued 200,000 units at a price of $0.10 per unit for total proceeds of $20,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

y)

Also in May 2010, the Company issued 200,000 shares of its common stock registered on Form S-8 at $0.13 per share for services rendered by consultants valued at $26,000 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

8.

COMMON STOCK (Continued)

z)

Also in May 2010, the Company issued 100,000 shares of its common stock at $0.14 per share for services rendered by consultants valued at $14,000 based on the price on the date of grant.

aa)

In June 2010, the Company issued 10,000 shares of its common stock at $0.14 per share for services rendered by a consultant valued at $1,400 based on the price on the date of grant.

bb)

Also in June 2010, the Company issued 365,000 shares of its common stock registered on Form S-8 at $0.14 per share for services rendered by consultants valued at $51,100 based on the price on the date of grant.

cc)

Also in June 2010, the Company conducted a private placement offering whereby it issued 200,000 units at a price of $0.10 per unit for total proceeds of $20,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

dd)

Also in June 2010, the Company issued 100,000 shares of its common stock at $0.14 per share for services rendered by consultants valued at $14,000 based on the price on the date of grant.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2008	5,835,797	1.00	–
Issued	631,055	0.68	1.04
Exercised	–	–	–
Expired/Cancelled	(4,698,297)	1.07	–

Balance, December 31, 2009	1,768,555	0.72	0.28
Issued	1,500,000	0.15	1.80
Exercised	–	–	–
Expired/Cancelled	(825,000)	1.03	–

Outstanding, June 30, 2010	2,443,555	0.26	2.57

9.

STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 933,000 and 985,000, respectively under each plan, for a total remaining of 1,918,000 as at June 30, 2010.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants. As at June 30, 2010, shares remaining to be issued under each plan were nil and 1,419,500 respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

9.

STOCK-BASED COMPENSATION (Continued)

On May 20, 2010, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.15 per share and vested immediately. The options expire May 20, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.07. During the six months ended June 30, 2010, the Company recorded stock-based compensation of $16,492 as a general and administrative expense in connection with these options.

On March 26, 2010, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.15 per share and vested immediately. The options expire March 26, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.07. During the six months ended June 30, 2010, the Company recorded stock-based compensation of $35,948 as a general and administrative expense in connection with these options.

The weighted average assumptions used are as follows:	Six Month Period Ended
	June 30, 2010	June 30, 2009

Expected dividend yield	0%	0%
Risk-free interest rate	0.95%	1.80%
Expected volatility	115.00%	138.49%
Expected option life (in years)	2.00	4.80

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was $nil.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2009	11,911,517	$ 0.56

Granted	750,000	$ 0.15
Exercised	(200,000)	–
Expired/Cancelled	(500,000)	–

Outstanding, June 30, 2010	11,961,517	$ 0.58	2.54	$nil

Exercisable, June 30, 2010	11,301,517	$0.55	2.61	$nil

A summary of the status of the Company’s nonvested shares as of June 30, 2010, and changes during the six months ended June 30, 2010 is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	960,000	$0.20
Granted	750,000	$0.07
Vested	(1,050,000)	$0.11

Nonvested at June 30, 2010	660,000	$0.20

As at June 30, 2010, there was $131,445 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.25 years.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.

SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company issued 11,370,000 shares of its common stock.

Subsequent events have been reviewed through the date of this report, August 23, 2010.

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

Offices

Our offices are currently located at Suite 230 – 1130 West Pender Street, Vancouver, BC V6E 4A4, and our telephone number is (604) 257-3600. During the six months ended June 30, 2010 we relocated out offices from Suite 2400 – 650 West Georgia Street, Vancouver, BC  V6B 4N7. We rent, on a monthly basis, approximately 2113 square feet of commercial office space for $5800CAD per month. The space we lease is utilized for general office purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

Employees; Identification of Certain Significant Employees

As of June 30, 2010, we employed 2 full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

Environmental Law.

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2010	2009
Current Assets	$27,043	$27,977
Current Liabilities	$1,202,705	$1,202,819
Working Capital (Deficit)	$(1,175,662)	$(1,174,842)

Cash Flows

	Six months Ended	Six months Ended
	June 30, 2010	June 30, 2009
Cash Flows from (used in) Operating Activities	$(351,925)	$(361,950)
Cash Flows from (used in) Financing Activities	$355,220	$409,482
Net Increase (decrease) in Cash During Period	$(12,613)	$15,923

Operating Revenues

We generated $1,015 in revenues for the six months ended June 30, 2010 compared to $1,672 for the same period in 2009.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.  Since inception on May 27, 2003 to June 30, 2010 we have generated total revenues of $54,636 in product sales and royalty payments.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2010 were $1,194,702 compared with $2,655,381 for the six months ended June 30, 2009.  The decrease of $1,460,679 was primarily attributed to a reduction in stock based payments to consultants.

Net loss for the six months ended June 30, 2010 was $1,219,330 compared with $2,666,020 for the six months ended June 30, 2009.  The overall decrease in net loss of $1,446,690 was primarily attributed to a reduction in stock based payments to consultants and a reduction in expenses related to research and development.

Liquidity and Capital Resources

As at June 30, 2010, the Company’s cash balance was $9,180 compared to $21,793 as at December 31, 2009 and its total assets were $33,704 compared with $35,915 as at December 31, 2009.  The decrease in total assets is primarily attributed to a decrease in restricted cash, held in trust by our attorneys for the payment of future legal invoices.

As at June 30, 2010, the Company had total liabilities of $1,202,705 compared with total liabilities of $1,202,819 as at December 31, 2009.  The nominal decrease in total liabilities was attributed to increases in accounts payable and accrued liabilities of $109,049 as the Company did not have sufficient cash flow to settle obligations.  The increase was offset by the settlement of related party debt of $26,470 and the settlement of $71,934 of promissory notes and interest payable with the issuance of common shares.

As at June 30, 2010, the Company had a working capital deficit of $1,175,662 compared with a working capital deficit of $1,174,842 as at December 31, 2009.  The nominal increase in working capital deficit was primarily attributed to the increase in accounts payable and accrued liabilities of $109,049 due to the lack of sufficient cash flow to pay its obligations, a reduction on restricted cash held for the prepayment of professional services of $12,345 and offset by settlement of related party debt of $26,470 and promissory notes and interest payable of $71,934 with the issuance of common shares.

Cashflow from Operating Activities

During the six months ended June 30, 2010, the Company used $406,466 of cash for operating activities compared to the use of $361,950 of cash for operating activities during the six months ended June 30, 2009

Cashflow from Investing Activities

During the six months ended June 30, 2010 and 2009, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2010, the Company received $355,220 of cash from financing activities compared to $409,482 for the six months ended March 31, 2009.  The cash flows provided from financing activities during the six months ended June 30, 2010 primarily resulted from the Company receiving $389,628 through issuance of its common stock.  During the six months ended June 30, 2009 cash flows provided from financing activities primarily resulted from the Company receiving $68,690 through the issuance of its common stock and advances of $331,317 from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from not having an independent Audit Committee, not having preventative and detective IT systems in place to prevent and/or detect fraud other than password protection, and not having a segregation of duties between cash management and cash account reconciliations. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Sales of Equity Securities for Cash:

None.

2.

Issuance of Equity Securities in exchange for services:

None.

3.

Convertible Securities:

None.

4.

Outstanding Warrants:

None.

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

WORDLOGIC CORPORATION.

Dated: August 23, 2010

By:

 /s/ Franklin Evanshen

Franklin Evanshen

President and CEO

Dated: August 23, 2010

By:

 /s/ Darrin McCormack

Darrin McCormack

CFO