Form 10-Q
period 2010-09-30
WORDLOGIC CORP
filed 2010-11-22
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-149000

WORDLOGIC CORPORATION

(Name of small business issuer in its charter)

Nevada	88-0422023
(State of incorporation)	(I.R.S. Employer Identification No.)

1130 West Pender Street, Suite 230

Vancouver, British Columbia, Canada V6E 4A4

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      . No  X .

As of November 19, 2010, there were 65,713,119 shares of the Registrant’s $.001 par value common stock issued and outstanding.

WORDLOGIC CORPORATION *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Wordlogic Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “WLGC”, “we”, “us” and “our” are references to WordLogic Corporation.

WORDLOGIC CORPORATION

(A Development Stage Company)

September 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

September 30, 2010

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current Assets

Cash	$236	$371
Restricted cash (Note 3)	49,569	21,422
Accounts receivable	–	124
Goods and services tax receivable	15,286	5,851
Employee advances	214	209
Prepaid expenses	12,127	–

Total Current Assets	77,432	27,977

Property and equipment, net of accumulated depreciation (Note 4)	6,282	7,938

Total Assets	$83,714	$35,915

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$–	$164
Accounts payable	584,495	792,585
Bank loan payable (Note 5)	37,230	43,601
Indebtedness to related parties (Note 6)	104,108	93,584
Accrued interest	59,844	112,653
Note payable to related party	97,182	142,721
Notes payable (Note 7)	9,500	17,511

Total Current Liabilities	892,359	1,202,819

Total Liabilities	892,359	1,202,819

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 61,775,800 and 40,916,384 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively (Note 8)	61,776	40,916
Additional paid-in capital	18,209,237	15,428,747
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(16,213,554)	(13,881,778)
Accumulated other comprehensive loss	(601,250)	(489,935)

Total Stockholders’ Deficit	(808,645)	(1,166,904)

Total Liabilities and Stockholders’ Deficit	$83,714	$35,915

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

September 30, 2010

	Accumulated From May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	September 30, 2010 (Unaudited)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues
Product sales	$21,769	$95	$452	$1,110	$2,124
Royalty revenue	32,962	–	–	–	–

Total Revenues	54,731	95	452	1,110	2,124

Operating expenses
Rent, related party (Note 6)	739,386	5,758	38,158	85,367	107,315
Selling, general and administrative (Note 6)	13,205,810	1,070,387	500,663	2,020,005	2,870,498
Research and development	2,474,915	36,252	64,618	201,727	281,007

Total Operating Expenses	16,420,111	1,112,397	603,439	2,307,099	3,258,820

Loss from Operations	(16,365,380)	(1,112,302)	(602,987)	(2,305,989)	(3,256,696)

Other income (expenses)

Interest income	1,760	–	–	–	–
Interest expense:
Related parties (Note 6)	(83,741)	(2,390)	(299)	(8,092)	(7,729)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(434,524)	(934)	(3,271)	(6,488)	(8,152)
Gain on derivative liability	142,861	–	–	–	–
Loss (gain) on settled payables	(929,287)	3,180	–	(11,207)	–

Loss Before Extraordinary Item	(17,813,554)	(1,112,446)	(606,557)	(2,331,776)	(3,272,577)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Loss	(16,213,554)	(1,112,446)	(606,557)	(2,331,776)	(3,272,577)

Other Comprehensive Income
Net Gain/(Loss) of Foreign Currency Translation adjustment	(601,250)	(95,407)	(69,676)	(111,315)	(101,285)
Net Comprehensive Income	$(16,814,804)	$(1,207,853)	$(676,233)	$(2,443,091)	$(3,373,862)
Basic and diluted loss per share		$(0.02)	$(0.02)	$(0.05)	$(0.09)

Weighted average common shares outstanding		52,721,633	35,539,885	45,575,313	34,942,464

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

September 30, 2010

	Accumulated from May 27, 2003 (Date of Inception) to	For the Nine Months Ended (Unaudited)
	September 30, 2010 (Unaudited)	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(16,213,554)	$(2,331,776)	$(3,272,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,297	1,800	2,358
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	9,941,027	2,171,801	2,310,831
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	993,927	11,207
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	35,477	(9,311)	(8,404)
Employee advances	(15,582)	(5)	(26)
Prepaid expenses	(12,127)	(12,127)	–
Bank overdraft	(164)	(164)	(4,468)
Accounts payable and accrued liabilities	223,781	(205,054)	449,451
Accrued interest payable	91,375	(52,809)	595

Net cash used in operating activities	(4,848,704)	(426,438)	(522,240)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–

Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	1,276,715	82,458	422,203
Repayment of related party advances	(814,215)	–	–
Proceeds from promissory notes issued to related parties	408,691	4,461	17,796
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	922,720	9,500	–
Repayment of other promissory notes	(443,220)	(17,511)	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	37,554	–	4,163
Repayment of line of credit	(324)	(6,371)	–
Proceeds from sale of warrants	135	100	–
Proceeds from stock options and warrants exercised	532,780	80,000	11,690
Proceeds from sale of common shares	4,123,883	413,128	202,805

Net cash provided by financing activities	5,525,171	565,765	658,657

Effect of exchange rate changes on cash	(601,250)	(111,315)	(101,285)

Net change in cash	48,275	28,012	35,132
Cash, beginning of period	1,530	21,793	4,277

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Cash Flows (Continued)

(Expressed in US Dollars)

(Unaudited)

September 30, 2010

Cash, end of period	$49,805	$49,805	$39,409

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,108,386	$118,754	$400,000
Line of credit converted to bank loan	$44,359	$–	$44,359
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$207,064	$2,965	$3,408

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Stockholders’ Deficit (Continued)

(Expressed in US dollars)

(Unaudited)

September 30, 2010

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
		$	$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	(270,371)	(270,371)

Balance, December 31, 2003	21,863,664	21,864	1,501,519	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	(97,095)	(97,095)

Balance, December 31, 2004	21,951,664	21,952	1,559,232	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	(2,930)	(2,930)

Balance, December 31, 2005	22,782,434	22,782	2,302,860	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	4,940	4,940

Balance, December 31, 2006	24,481,584	24,482	4,323,162	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

Balance, December 31, 2008	34,222,996	34,223	11,371,182	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	22,000

WORDLOGIC CORPORATION

Consolidated Statements of Stockholders’ Deficit (Continued)

(Expressed in US dollars)

(Unaudited)

September 30, 2010

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
		$	$	$	$	$	$

Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	(115,604)	(115,604)

Comprehensive loss	–	–	–	–	–	–	(4,534,183)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.33/share)	100,000	100	32,900	–	–	–	33,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	30,000
Common stock issued for services ($0.18/share)	62,500	63	11,187	–	–	–	11,250
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	3,300
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	9,500
Common stock issued for services ($0.18/share)	110,000	110	19,690	–	–	–	19,800
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	92,300
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	120,000
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	102,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	209,300
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	334,000	334	49,766	–	–	–	50,100
Sale of common stock ($0.15/share)	200,000	200	29,800	–	–	–	30,000
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	9,900
Common stock issued in settlement of debt	1,104,554	1,105	135,216	–	–	–	136,321
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	80,000

WORDLOGIC CORPORATION

Consolidated Statements of Stockholders’ Deficit (Continued)

(Expressed in US dollars)

(Unaudited)

September 30, 2010

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
		$	$	$	$	$	$
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	160,000
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	19,628
Common stock options and warrants vested	–	–	157,851	–	–	–	157,851

Comprehensive loss:
Net loss	–	–	–	–	(2,331,776)	–	(2,331,776)
Currency translation adjustment	–	–	–	–	–	(111,315)	(111,315)

Comprehensive loss	–	–	–	–	–	–	(2,443,091)
Balance, September 30, 2010	61,775,800	61,776	18,209,237	(2,264,854)	(16,213,554)	(601,250)	(808,645)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

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

c)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At September 30, 2010 the Company has a working capital deficiency of $814,927 and has incurred losses of $16,213,554 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

September 30, 2010

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS (continued)

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2010, and the consolidated results of its operations and consolidated cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2010 or December 31, 2009.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the nine months ended September 30, 2010 and 2009.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)

Property and Equipment (continued)

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

September 30, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

m)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2010, there were 11,356,517 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

n)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the nine months ended September 30, 2010 and 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

o)

Advertising Costs

Advertising costs are charged to operations as incurred.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.

RESTRICTED CASH

As of September 30, 2010 and December 31, 2009 we had a restricted cash balance of $49,569 and $21,472, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of September 30, 2010 $	Net Carrying Amount as of September 30, 2010 $	Net Carrying Amount as of December 31, 2009 $
Office equipment	3,750	3,405	345	398
Computer equipment	137,387	132,825	4,562	5,955
Computer software	6,890	6,890	-	-
Furniture and fixtures	14,821	13,446	1,375	1,585

	162,848	156,566	6,282	7,938

Depreciation expense totalled $1,800 and $2,358 for the nine months ended September 30, 2010 and 2009, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada in the amount of $37,230 repayable upon demand, requiring monthly blended payments of CDN$835 (US$811) including principal and interest at 4.25% per annum. Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$46,966). The loan is secured by a personal guarantee of an officer of the Company.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, which expired June 30, 2010. Office rent incurred by the Company with this private company totalled $79,668 ($CAD 83,078) for the nine months ended September 30, 2010.

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2011. Management fees incurred by the Company totalled $143,843 ($CAD 150,000) for the nine months ended September 30, 2010.  As of September 30, 2010 the amount owed to this private company totalled $72,772 for outstanding rent, management fees and advances.

c)

During the year ended December 31, 2008, the Company received proceeds of $145,773 ($CAD150,000) from a former director on an unsecured promissory note. During the nine month period ended September 30, 2010, the Company repaid $48,591 ($CAD 50,000), leaving $97,182 ($CAD 100,000) owing as at September 30, 2010. The note bears interest at 8% per annum, matures December 31, 2010, and includes $97,182 ($CAD 100,000) of principal and all related accrued interest. Accrued interest payable on the note totalled $30,534 ($CAD 31,419) at September 30, 2010.  Interest expense on the note during the nine months ended September 30, 2010 totalled $8,092 ($CAD 8,438).

d)

During the nine months ended September 30, 2010, the Company incurred accounting fees of $14,145 with a private company of which an officer is also an officer for accounting services. As of September 30, 2010, the amount owed to this private company totalled $30,978.

e)

During the nine months ended September 30, 2010, the Company incurred $71,921 with a former director for wages and salaries.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid. During the year ended December 31, 2008 the Company repaid $348,000. No amounts were repaid during the year ended December 31, 2009. The note bears interest at 8% per annum.  The loan, together with accrued interest of $54,422 was paid during the nine month period ended September 30, 2010, leaving no balance owing.

Interest expense on the note during the nine months ended September 30, 2010 totalled $nil.

During the nine month period ended September 30, 2010, the Company received proceeds of $9,500 on an unsecured promissory note, which remained outstanding at September 30, 2010.  The note bears interest at 10% per annum, which totalled $358, which remained outstanding at September 30, 2010.

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

September 30, 2010

8.

COMMON STOCK (Continued)

l)

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

o)

In April 2010, the Company issued 510,000 shares of its common stock at $0.13 per share for services rendered by consultants valued at $66,300 based on the price on the date of grant.

p)

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

r)

In May 2010, the Company issued 10,000 shares of its common stock at $0.18 per share for services rendered by a consultant valued at $1,800 based on the price on the date of grant.

s)

Also in May 2010, the Company conducted a private placement offering whereby it issued 650,000 shares of its common stock at $0.10 per share for total proceeds of $65,000.

t)

Also in May 2010, the Company issued 850,000 shares of its common stock registered on Form S-8 at $0.12 per share for services rendered by employees and consultants valued at $102,000 based on the price on the date of grant.

u)

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

x)

Also in May 2010, the Company issued 100,000 shares of its common stock at $0.14 per share for services rendered by consultants valued at $14,000 based on the price on the date of grant.

y)

In June 2010, the Company issued 10,000 shares of its common stock at $0.14 per share for services rendered by a consultant valued at $1,400 based on the price on the date of grant.

z)

Also in June 2010, the Company issued 265,000 shares of its common stock registered on Form S-8 at $0.14 per share for services rendered by consultants valued at $37,100 based on the price on the date of grant.

aa)

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

September 30, 2010

8.

COMMON STOCK (Continued)

bb)

Also in June 2010, the Company issued 100,000 shares of its common stock at $0.14 per share for services rendered by consultants valued at $14,000 based on the price on the date of grant.

cc)

In July 2010, the Company issued 10,000 shares of its common stock at $0.13 per share for services rendered by a consultant valued at $1,300 based on the price on the date of grant.

dd)

Also in July 2010, the Company issued 190,000 shares of its common stock registered on Form S-8 at $0.13 per share for services rendered by consultants valued at $24,700 based on the price on the date of grant.

ee)

Also in July 2010, the Company issued 500,000 shares of its common stock at $0.11 per share for services rendered by a consultant valued at $55,000 based on the price on the date of grant.

ff)

Also in July 2010, the Company conducted a private placement offering whereby it issued 135,000 shares of its common stock at $0.10 per share for total proceeds of $13,500.

gg)

Also in July 2010, the Company issued 100,000 shares of its common stock at $0.10 per share for services rendered by consultants valued at $10,000 based on the price on the date of grant.

hh)

In August 2010, the Company issued 10,000 shares of its common stock at $0.10 per share for services rendered by a consultant valued at $1,000 based on the price on the date of grant.

ii)

Also in August 2010, the Company issued 200,000 shares of its common stock registered on Form S-8 at $0.09 per share for services rendered by a consultant valued at $18,000 based on the price on the date of grant.

jj)

Also in August 2010, the Company settled $50,000 of an outstanding promissory note owing to a former director through the issuance of 625,000 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.08 per share.

kk)

Also in August 2010, the Company issued 400,000 shares of its common stock registered on Form S-8 at $0.07 per share for services rendered by a consultant valued at $28,000 based on the price on the date of grant.

ll)

Also in August 2010, the Company issued 250,000 shares of its common stock at $0.08 per share for services rendered by consultants valued at $20,000 based on the price on the date of grant.

mm)

In September 2010, the Company issued 10,000 shares of its common stock at $0.08 per share for services rendered by a consultant valued at $800 based on the price on the date of grant.

nn)

Also in September 2010, the Company issued 800,000 shares of its common stock registered on Form S-8 at $0.08 per share for services rendered by consultants valued at $64,000 based on the price on the date of grant.

oo)

Also in September 2010, the Company issued 2,400,000 shares of its common stock at $0.05 per share for services rendered by a consultant valued at $120,000 based on the price on the date of grant.

pp)

Also in September 2010, the Company issued 400,000 shares of its common stock at $0.07 per share for services rendered by consultants valued at $28,000 based on the price on the date of grant.

qq)

Also in September 2010, the Company issued 2,500,000 shares of its common stock registered on Form S-8 at $0.07 per share for services rendered by consultants valued at $175,000 based on the price on the date of grant.

rr)

Also in September 2010, the Company issued 3,000,000 shares of its common stock at $0.26 per share for services rendered by a director valued at $780,000 based on the price on the date of grant.

ss)

Also in September 2010, the Company issued 200,000 shares of its common stock registered on Form S-8 at $0.26 per share for services rendered by consultants valued at $52,000 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

8.

COMMON STOCK (Continued)

tt)

Also in September 2010, the Company conducted a private placement offering whereby it issued 200,000 shares of its common stock at $0.15 per share for total proceeds of $30,000.

uu)

Also in September 2010, the Company conducted a private placement offering whereby it issued 334,000 units at a price of $0.15 per unit for total proceeds of $50,100.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.20 per share.

vv)

Also in September 2010, the Company conducted a private placement offering whereby it issued 30,000 shares of its common stock at $0.33 per share for total proceeds of $9,900.

ww)

Also in September 2010, the Company issued 100,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $33,000 based on the price on the date of grant.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2008	5,835,797	1.00	–
Issued	631,055	0.68	0.79
Exercised	–	–	–
Expired/Cancelled	(4,698,297)	1.07	–

Balance, December 31, 2009	1,768,555	0.72	0.01
Issued	1,834,000	0.16	1.62
Exercised	–	–	–
Expired/Cancelled	(825,000)	1.03	–

Outstanding, September 30, 2010	2,777,555	0.26	2.34

9.

STOCK-BASED COMPENSATION

The Company adopted two stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors. Stock options remaining for future grants: 933,000 and 985,000, respectively under each plan, for a total remaining of 1,918,000 as at September 30, 2010.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants. As at September 30, 2010, shares remaining to be issued under each plan were nil and 1,419,500 respectively.

On May 20, 2010, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.15 per share and vested immediately. The options expire May 20, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.07. During the nine months ended September 30, 2010, the Company recorded stock-based compensation of $16,492 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

9.

STOCK-BASED COMPENSATION (Continued)

On March 26, 2010, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.15 per share and vested immediately. The options expire March 26, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.07. During the nine months ended September 30, 2010, the Company recorded stock-based compensation of $35,948 as a general and administrative expense in connection with these options.

On August 5, 2010, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.10 per share and vested immediately. The options expire August 5, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.08. During the nine months ended September 30, 2010, the Company recorded stock-based compensation of $19,959 as a general and administrative expense in connection with these options.

The weighted average assumptions used are as follows:	Nine Month Period Ended
	September 30, 2010	September 30, 2009
Expected dividend yield	0%	0%
Risk-free interest rate	0.91%	1.76%
Expected volatility	115.75%	139.64%
Expected option life (in years)	2.25	4.65

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $nil.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	11,911,517	$ 0.55

Granted	1,000,000	$ 0.14
Exercised	(200,000)	–
Expired/Cancelled	(815,000)	–

Outstanding, September 30, 2010	11,896,517	$ 0.66	2.36	$nil

Exercisable, September 30, 2010	11,356,517	$0.56	2.43	$nil

A summary of the status of the Company’s nonvested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010 is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	960,000	$0.20
Granted	1,000,000	$0.07
Vested	(1,420,000)	$0.11

Nonvested at September 30, 2010	540,000	$0.20

As at September 30, 2010, there was $107,546 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.00 years.

10.

SUBSEQUENT EVENTS

Subsequent to September 30, 2010, there have been 3,937,319 shares of our common stock issued.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2010	2009
Current Assets	$77,432	$27,977
Current Liabilities	$892,359	$1,202,819
Working Capital (Deficit)	$(814,927)	$(1,174,842)

Cash Flows

	Nine months Ended	Nine months Ended
	September 30, 2010	September 30, 2009
Cash Flows from (used in) Operating Activities	$(426,438)	$(522,240)
Cash Flows from (used in) Financing Activities	$565,765	$658,657
Net Increase in Cash During Period	$28,012	$35,132

Operating Revenues

We generated $1,110 in revenues for the nine months ended September 30, 2010 compared to $2,124 for the same period in 2009. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.  Since inception on May 27, 2003 to September 30, 2010 we have generated total revenues of $54,731 in product sales and royalty payments.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2010 were $2,307,099 compared with $3,258,820 for the nine months ended September 30, 2009. The decrease of $951,721 was, in part attributed to a reduction in stock based payments to consultants, a reduction in office premise rental costs and research and development expenses.

Net loss for the nine months ended September 30, 2010 was $2,331,776 compared with $3,272,577 for the nine months ended September 30, 2009.  The overall decrease in net loss of $940,801 was, in part attributed to a reduction in stock based payments to consultants, a reduction in office premise rental costs and a reduction in expenses related to research and development.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s cash balance was $49,805 compared to $21,793 as at December 31, 2009 and its total assets were $83,714 compared with $35,915 as at December 31, 2009.  The increase in total assets is primarily attributed to an increase in restricted cash, held in trust by our attorneys for the payment of future legal invoices, an increase in Goods and Services Tax refund receivable and the prepayment of future office premise rental costs.

As of September 30, 2010, the Company had total liabilities of $892,359 compared with total liabilities of $1,202,819 as at December 31, 2009.  The decrease in total liabilities was primarily attributed to the settlement of $71,934 of promissory notes and interest payable through the issuance of common shares, a $48,591 partial settlement of note payable to a former director, also through the issuance of common shares and the reversal of legal fees of $358,178, offset by increases in accounts payable and accrued liabilities as the Company did not have sufficient cash flow to settle obligations.

As of September 30, 2010, the Company had a working capital deficit of $814,927 compared with a working capital deficit of $1,174,842 as at December 31, 2009.  The decrease in working capital deficit was primarily attributed to the increase in restricted cash held for the prepayment of professional services of $28,147, increase in Goods and Services Tax refund receivable of $12,435, the prepayment of future office premise rental costs of $12,127, an overall reduction in accounts payable and accrued liabilities of $208,090 (primarily relating to a reversal of legal fees) and settlement of promissory notes and interest payable of $71,934 and  note payable to a former director of $48,591, through the issuance of common shares.

Cashflows from Operating Activities

During the nine months ended September 30, 2010, the Company used $426,438 of cash for operating activities compared to the use of $522,240 of cash for operating activities during the nine months ended September 30, 2009.

Cashflows from Investing Activities

During the nine months ended September 30, 2010 and 2009, the Company did not have any cash transactions related to investing activities.

Cashflows from Financing Activities

During the nine months ended September 30, 2010, the Company received $565,765 of cash from financing activities compared to $658,657 for the nine months ended September 30, 2009.  The cash flows provided from financing activities during the nine months ended September 30, 2010 primarily resulted from the Company receiving $493,228 through issuance of its common stock and advances of $86,919 from related parties.  During the nine months ended September 30, 2009 cash flows provided from financing activities primarily resulted from the Company receiving $214,495 through the issuance of its common stock and advances of $439,999 from related parties.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, due to the material weaknesses resulting from not having an independent Audit Committee, not having preventative and detective IT systems in place to prevent and/or detect fraud other than password protection, and not having a segregation of duties between cash management and cash account reconciliations. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the six months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any litigation that requires disclosure hereunder.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

On July 1, 2010, GSMY Developments Ltd. was issued 10,000 shares of the Company’s common stock for services previously rendered to the Company. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 2, 2010, the Company accepted $20,000 from Ron Fleming in exchange for 200,000 shares of the Company’s common stock, par value $0.001, per the terms of the Subscription Agreement. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 15, 2010, Mirador was issued 500,000 shares of the Company’s common Stock, par value $0.0001 pursuant to a consulting agreement. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 5, 2010, the Company accepted $3,500 from Angelo Delli Santi in exchange for 35,000 shares of the Company’s common stock, par value $0.001, per the terms of the Subscription Agreement. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 26, 2010, Diamond Class Consulting was issued 2,400,000 shares of the Company’s common Stock pursuant to a Settlement Agreement. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

2.

Subsequent Issuances:

Subsequent to the quarter, we issued 3,937,319 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to our Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2010 Share Incentive Plan	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Performance-Based Award Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
10.02	Loan Agreement with Peter Knaven	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.03	Promissory Note to Peter Knaven dated February 1, 2008	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.04	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.05	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp. dated March 1, 2008	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.06	Promissory Note Extension Agreement with Peter Knaven dated April 30, 2008	Filed with the SEC on May 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note Extension Agreement with Peter Knaven dated June 30, 2008	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.08	Renewal Agreement with MCC Meridian Capital Corp. dated June 1, 2008	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.09	Consulting Agreement between the Company and James P. Yano dated September 30, 2008	Filed with the SEC on October 17, 2008 as part of our Current Report on Form 8-K.
10.10	Promissory Note Extension Agreement with Peter Knaven dated August 31, 2008	Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.11	Consulting Agreement with William Pipkin dated September 12, 2008	Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.12	Debt Settlement Agreement with EH & P Investments AG executed on December 17, 2008	Filed with the SEC on December 22, 2008 as part of our Current Report on Form 8-K.
10.13	Promissory Note Extension Agreement with Peter Knaven dated November 30, 2008	Filed with the SEC on March 3, 2009 as part of our Annual Report on Form 10-K
10.14	Debt Settlement Agreement with Richard Kozukan dated January 11, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.15	Consulting Agreement between the Company and Douglas Glaser	Filed herewith.
10.16	Form of Subscription Agreement between the Company and Creative Web, Inc.	Filed herewith.
10.17	Form of Subscription Agreement between the Company and Les Hughbanks	Filed herewith as exhibit 10.16

10.18	Form of Subscription Agreement between the Company and Taline Giragosian	Filed herewith as exhibit 10.16
10.19	Form of Subscription Agreement between the Company and John W. Goodman	Filed herewith as exhibit 10.16.
10.20	Form of Subscription Agreement between the Company and Ron Fleming dated June 4, 2010	Filed herewith as exhibit 10.16.
10.21	Form of Warrant Agreement between the Company and Ron Fleming dated June 4, 2010	Filed herewith.
10.22	Consulting Agreement with Mirador dated July 8, 2010	Filed herewith.
10.23	Consulting Agreement with Linda Gaal dated August 2, 2010	Filed herewith.
10.24	Form of Subscription Agreement between the Company and Angelo Delli Santi dated July 30, 2010	Filed herewith as exhibit 10.16.
10.25	Settlement Agreement between the Company and Jim Yano dated August 25, 2010	Filed herewith.
10.26	Website Services Agreement with Creative Web, Inc. dated August 31, 2010	Filed herewith.
10.27	Consulting Agreement with Douglas Schreiner dated September 8, 2010	Filed herewith.
10.28	Promissory Note between the Company and Luis Carrillo for $6,000 dated August 5, 2010	Filed herewith.
10.29	Promissory Note between the Company and Luis Carrillo for $3,500 dated August 5, 2010	Filed herewith.
10.30	Promissory Note between the Company and Luis Carrillo for $3,500 dated October 28, 2010	Filed herewith.
10.31	Promissory Note between the Company and Luis Carrillo for $2,500 dated October 28, 2010	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORDLOGIC CORPORATION.

Dated: November 22, 2010

By:

 /s/ Franklin Evanshen

Franklin Evanshen

President and CEO

Dated: November 22, 2010

By:

 /s/ Darrin McCormack

Darrin McCormack

CFO