Form 10-K
period 2010-12-31
WORDLOGIC CORP
filed 2011-04-15
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

WORDLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	333-149000	88-0422023
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1130 West Pender St., Suite 230 Vancouver, BC Canada V6E 2P4
(Address of principal executive offices)
(604) 257-3660

(Registrant’s Telephone Number) Copy of all Communications to: Carrillo, Huettel & Zouvas, LLP 3033 Fifth Avenue, Suite 400 Telephone (619) 546-6100 Facsimile (619) 546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $5,760,662 based upon the price ($0.14) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “WLGC.”

The number of shares of common stock outstanding as of April 15, 2011, was 71,351,053.

Documents incorporated by reference: None

Table of Contents

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “WLGC,” “we,” “us” and “our” are references to WordLogic Corporation.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.   BUSINESS

Business Overview

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

We are a software company that focuses on delivering advanced predictive text solutions designed to accelerate the entry of text and information into personal computing devices. Our target computing devices include handheld personal digital assistants (PDAs), smart phones, global positioning system (GPS), laptops, Tablet PCs, and conventional desktop computers. The Wordlogic Predictive Keyboard TM software provides a fast entry system that adapts to a user’s vocabulary and tendencies to predict the next most common letters, words, or phrases. This software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multilingual symbol capability and fast access to internet sites from within common software applications. In addition, this software incorporates internet search engines by which a user can highlight a word, press the search key and get the Merriam Webster Dictionary definition of the word.

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

Employees; Identification of Certain Significant Employees

As of December 31, 2010, we employed one full-time employee and no part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

On March 16, 2010 the U.S. Patent and Trademark Office (USPTO) issued to us Patent No. 7681124 titled “Data Entry for Personal Computing Devices”. This patent consists of a total of 39 claims pertaining primarily for touch screen digital keyboards.

On May 13, 2010 the U.S. Patent and Trademark Office (USPTO) issued to us Patent No. 7716579.  This patent covers searches through such data sources as thesauruses, encyclopedias, databases and the use of web and mobile services on such devices as personal computers, servers, PDAs, smartphones and netbooks.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

On June 23, 2010, we entered into a lease agreement for new office space located at1130 West Pender St., Suite 230, Vancouver, BC Canada V6E 2P4. Since that time, we have not sought to move or change our office site.  Our telephone number remains (604) 257-3600. Under the lease, we pay a total of $5,800 CAD per month on a month-to-month basis for 2113ft of corporate office space. The space we lease is utilized for general office purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On May 27, 2003, we began trading on the Over-the-Counter Bulletin Board (OTCBB) under the symbol of “WLGC.OB.” Because we are quoted on the OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2010 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/10 to 12/31/10	$0.54	$0.15
Third Quarter: 7/1/10 to 9/30/10	$0.41	$0.0420
Second Quarter: 4/1/10 to 6/30/10	$0.20	$0.08
First Quarter: 1/1/10 to 3/31/10	$0.31	$0.0990

2009 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0.45	$0.13
Third Quarter: 7/1/09 to 9/30/09	$0.52	$0.22
Second Quarter: 4/1/09 to 6/30/09	$0.67	$0.27
First Quarter: 1/1/09 to 3/31/09	$0.94	$0.25

Record Holders

As of December 31, 2010, an aggregate of 67,798,786 shares of our common stock were issued and outstanding and were owned by approximately 116 holders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 14, 2010, we filed a Share Incentive Plan on Form S-8 registering 10,000,000 shares for issuance to directors, selected employees and consultants of the Corporation.

The Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing.

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

Liquidity and Capital Resources

As of December 31, 2010, we had total cash of $86,817 and a working capital deficit of $732,298. At December 31, 2010 our deficit accumulated during the development stage was $18,627,589. Our net loss of $18,627,589 from May 27, 2003 (inception) to December 31, 2010 was mostly funded by our equity financing and related party loans. During the fiscal year ended December 31, 2010, we raised $722,453 through the sale of our equity securities and the exercise of options compared to $374,056 during the same period in 2009.  We were provided a net cash amount of $890,549 from financing activities for the year ended December 31, 2010 compared to $824,309 during the same period in 2009. During the fiscal year ended December 31, 2010 our cash position increased by $65,024, compared to an increase of $17,516 during the same period in 2009.

We used net cash of $681,105 in operating activities for the fiscal year ended December 31, 2010 compared to net cash of $691,189 in operating activities for the same period in 2009.  From our inception on May 27, 2003 to December 31, 2010 we have used net cash of $5,103,371 in operating activities.  We did not use any cash in investing activities during the years ended December 31, 2010 and 2009.  During the fiscal year ended December 31, 2010 our monthly cash requirement to fund our operations was approximately $57,000, compared to approximately $58,000 for the same period in 2009.

The effect of exchange rates on cash was a decrease in cash of $144,420 for the fiscal year ended December 31, 2010 compared to a decrease in cash of $115,604 for the fiscal year ended December 31, 2009.  This was due to the decrease in value of the US dollar versus the Canadian dollar in 2010.

We expect to require a total of approximately $1,952,000 set out as follows to fully carry out our business plan over the next twelve months beginning April 2011.  Our planned expenditures for the next twelve months include:

Description	Estimated Expenses ($)
Research and development costs for our Predictive KeyboardTM software	300,000
Management fees	500,000
Consulting fees (including legal and auditing fees)	450,000
Rent expenses	72,000
Salaries and other costs associated with third-party contractors	200,000
Marketing expenses	100,000
Travel expenses	75,000
Investor relations costs	30,000
Accrued interest expense	100,000
Other administrative expenses	125,000
Total	1,952,000

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

We estimate that we will require additional financing of approximately $2,000,000 to carry out our planned business operations and expansion over the next 12 months.

During the year ended December 31, 2006, we received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 we repaid $348,000. No amounts were repaid during the year ended December 31, 2009, leaving a balance of $17,511 owing as at December 31, 2009. The note bears interest at 8% per annum and matured on June 15, 2010.  During the year ended December 31, 2010, $17,511 plus accrued interest of $54,422 was paid, leaving no balance owing at December 31, 2010.

Interest expense on the note during the years ended December 31, 2010 and 2009 totaled $nil and $1,401, respectively.

During the year ended December 31, 2008, we also received proceeds of $150,810 ($CAD150,000) from Peter Knaven, our director, Senior Vice President and Chief Technology Officer on an unsecured promissory note.  The note bears interest at 8% per annum and matures December 31, 2010.   During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock.  Accrued interest payable on the note totaled $31,958 and $21,866 at December 31, 2010 and 2009, respectively.

Interest expense on the note during the years ended December 31, 2010 and 2009 totalled $8,503 and $10,583, respectively

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

Results of Operations

Revenues

Our total revenues decreased $2,156 from $3,178  for the fiscal year ended December 31, 2009 to $1,022 for the fiscal year ended December 31, 2010. The decrease in total revenues was mainly due to our decreased royalty revenue.  As we are a development stage company, our revenue streams are not established and thus our product sales and royalty revenues are unstable. From May 27, 2003 (inception) to December 31, 2010 we generated total revenues of $54,643.

Total revenues during the fiscal year ended December 31, 2010 consisted of $1,022 from product sales and $nil from royalty revenue. Total revenues during the fiscal year ended December 31, 2009 consisted of $3,178 from product sales and $ nil from royalty revenue.

Expenses

Our total operating expenses increased $620,839 to $5,021,017 for the fiscal year ended December 31, 2010 from $4,400,178 for the same period in 2009. The significant increase in total operating expenses was mainly due to increased payments to our management and more consultants hired in the fiscal year ended December 31, 2010.  From May 27, 2003 (inception) to December 31, 2010 our total operating expenses were $19,134,029, including $757,199 in rent, $15,810,372 in selling, general and administrative expenses, and $2,566,458 in research and development.

Our selling, general and administrative expenses consist of stock-based compensation, interest expenses, bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, office supplies, salaries, management fees, and legal and auditing consulting fees.

Selling, general and administrative expenses increased $962,780 to $4,624,567 for the fiscal year ended December 31, 2010 from $3,661,787 for the same period in 2009. The significant increase in selling, general and administrative expenses during the fiscal year ended December 31, 2009 was mainly due to an increase of our non-cash, stock-based compensation granted to newly hired consultants, directors and officers.

Research and development expenses were $293,270 for the year ended December 31, 2010 compared to $592,207 for the same period in 2009.  Our rent expenses decreased $43,004 to $103,180 for the year ended December 31, 2010 from $146,184 for the same period in 2009.  This decrease was due to the lower cost for our new office space.

Net Loss

We incurred a net loss of $4,745,811 for the year ended December 31, 2010, compared to net loss of $4,418,579 for the same period in 2009. The increase of $327,232 in net loss was largely the result of an increased non-cash, stock-based compensation to newly hired consultants, directors and officers during the fiscal year ended December 31, 2010.  We incurred a loss of $5,019,995 from operations for the year ended December 31, 2010, compared to a loss from operations of $4,397,000 for the same period in 2009.  Since May 27, 2003 (inception) to December 31, 2010, we have incurred losses from operations of $19,079,386 and a net loss of $18,627,589.

Our net loss per share was $0.10 for the fiscal year ended December 31, 2010 compared to $0.12 for the same period in 2009.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Cash Requirements

Our cash on hand as of December 31, 2010 is $86,817. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

The failure to secure any necessary outside funding could have an adverse affect on our development and results there from and a corresponding negative impact on shareholder liquidity.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wordlogic Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Wordlogic Corporation (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the twelve month periods then ended. These financial statements are the responsibility of the Company's management. The financial statements for the period from May 27, 2003 (Inception) to December 31, 2007 were audited by other auditors who expressed and unqualified opinion on those statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wordlogic Corporation as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 15, 2011

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2010	December 31, 2009

Assets

Current Assets

Cash	$49,467	$371
Restricted cash (Note 3)	37,350	21,422
Accounts receivable	37	124
HST/GST refund receivable	20,438	5,851
Employee advances	221	209
Prepaid expenses	12,547	–

Total Current Assets	120,060	27,977

Property and equipment, net of accumulated depreciation (Note 4)	2,672	7,938

Total Assets	$122,732	$35,915

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$–	$–
Accounts payable and accrued liabilities	498,763	792,749
Bank loan payable (Note 5)	35,160	43,601
Indebtedness to related parties (Note 6)	216,685	93,584
Accrued interest	48,350	112,653
Note payable to related party	–	142,721
Notes payable (Note 7)	53,400	17,511

Total Current Liabilities	852,358	1,202,819

Long Term Debt

Notes payable (Note 7)	–	–

Total Liabilities	852,358	1,202,819

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 67,798,786 and 40,916,384 shares issued and outstanding, respectively (Note 8)	67,799	40,916
Additional paid-in capital	20,729,373	15,428,747
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(18,627,589)	(13,881,778)
Accumulated other comprehensive loss	(634,355)	(489,935)

Total Stockholders’ Deficit	(729,626)	(1,166,904)

Total Liabilities and Stockholders’ Deficit	$122,732	$35,915

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2010 (unaudited)	December 31, 2010	December 31, 2009

Revenues
Product sales	$21,681	$1,022	$3,178
Royalty revenue	32,962	–	–

Total Revenues	54,643	1,022	3,178

Operating expenses
Rent, related party (Note 6)	757,199	103,180	146,184
Selling, general and administrative (Note 6)	15,810,372	4,624,567	3,661,787
Research and development	2,566,458	293,270	592,207

Total Operating Expenses	19,134,029	5,021,017	4,400,178

Loss from Operations	(19,079,386)	(5,019,995)	(4,397,000)

Other income (expenses)

Interest income	1,760	–	–
Interest expense:
Related parties	(84,152)	(8,503)	(10,584)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(435,569)	(7,533)	(10,995)
Gain on derivative liability	142,861	–	–
Gain (loss) on settled liabilities	(627,860)	290,220	–

Loss Before Income Taxes and Extraordinary Item	(20,227,589)	(4,745,811)	(4,418,579)

Income tax provision	–	–	–

Loss Before Extraordinary Item	(20,227,589)	(4,745,811)	(4,418,579)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Loss	$(18,627,589)	$(4,745,811)	$(4,418,579)

Other Comprehensive Income

Net Gain/(Loss) of Foreign Currency Translation	(634,355)	(144,420)	(115,604)

Net Comprehensive Income	$(19,261,944)	$(4,890,231)	$(4,534,183)

Basic and diluted loss per share		$(0.10)	$(0.12)

Weighted average common shares outstanding		48,048,274	36,256,669

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2010 (unaudited)	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(18,627,589)	$(4,745,811)	$(4,418,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,114	5,617	3,212
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	12,023,978	4,254,752	3,290,202
Amortization of debt discount	145,243	–	–
Loss (gain) on settled liabilities	692,500	(290,220)	–
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	30,288	(14,500)	353
Employee advances	(15,589)	(12)	(30)
Prepaid expenses	(12,547)	(12,547)	–
Bank overdraft	–	–	(4,468)
Accounts payable and accrued liabilities	615,522	186,687	452,032
Accrued interest payable	79,113	(65,071)	(13,911)
Net cash used in operating activities	(5,103,371)	(681,105)	(691,189)
Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–
Net cash used in investing activities	(26,942)	–	–
Cash flows from financing activities:
Proceeds from related party advances	1,318,126	123,869	426,427
Repayment of related party advances	(814,215)	–	–
Proceeds from promissory notes issued to related parties	411,509	7,279	20,421
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	976,120	62,900	–
Repayment of other promissory notes	(443,220)	(17,511)	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	43,601	–	3,405
Repayment of line of credit	(8,441)	(8,441)	–
Proceeds from stock options and warrants exercised	532,915	80,100	41,490
Proceeds from sale of common shares	4,353,108	642,353	332,566
Net cash provided by financing activities	5,849,955	890,549	824,309
Effect of exchange rate changes on cash	(634,355)	(144,420)	(115,604)
Net change in cash	85,287	65,024	17,516
Cash, beginning of period	1,530	21,793	4,277
Cash, end of period	$86,817	$86,817	$21,793
Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,285,453	$295,821	$400,000
Line of credit converted to bank loan	$44,359	$–	$44,359
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$207,633	$3,534	$5,427

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	(115,604)	(115,604)

Comprehensive loss	–	–	–	–	–	–	(4,534,183)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	92,300

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	(144,420)	(144,420)
Comprehensive loss	–	–	–	–	–	–	(4,890,231)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	(2,264,854)	(18,627,589)	(634,355)	(729,626)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2010 the Company has a working capital deficiency of $732,298 and has incurred losses of $18,627,589 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

December 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

a)

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

a)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at December 31, 2010 or 2009.

a)

Allowance for Doubtful Accounts

The Company considers its receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. The Company recognizes an allowance for doubtful accounts on specific accounts identified at risk based on the age of the outstanding receivable and the inability or unwillingness of its customers to make the required payments.

a)

Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives as follows:

Asset	Method	Rate

Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the years ended December 31, 2010 and 2009.

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

a)

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

a)

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

a)

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are charged to operations as incurred.

a)

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

a)

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

December 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

a)

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

a)

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

b)

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2010, there were 11,076,517 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

d)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the years ended December 31, 2010 and 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

e)

Advertising Costs

Advertising costs are charged to operations as incurred.

f)

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

December 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

RESTRICTED CASH

As of December 31, 2010 and 2009 we had restricted cash balances of $37,350 and $21,422, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation as of December 31, 2010 $	Net Carrying Amount as of December 31, 2010 $	Net Carrying Amount as of December 31, 2009 $
Office equipment	3,880	3,543	337	398
Computer equipment	142,139	141,144	995	5,955
Computer software	7,129	7,129	-	-
Furniture and fixtures	15,334	13,994	1,340	1,585

	168,482	165,810	2,672	7,938

Depreciation expense totalled $5,617 and $3,212 for the years ended December 31, 2010 and 2009, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada, repayable upon demand, requiring monthly blended payments of CDN$835 (US$840) including principal and interest at 4.25% per annum.  Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$50,270).  The loan is secured by a personal guarantee of an officer of the Company. The balance at December 31, 2010 is $35,160.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, which expired June 30, 2010. Office rent incurred by the Company with this private company totalled $80,225 ($CAD 83,078) and $146,184 ($CAD 166,156) for the years ended December 31, 2010 and 2009, respectively.

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 16,667, expiring June 1, 2011. Management fees incurred by the Company totalled $193,132 ($CAD 200,000) and $175,960 ($CAD 200,000) for the years ended December 31, 2010 and 2009, respectively.  As at December 31, 2010 the amount owing to this private company totalled $182,343.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

6.

RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

c)

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $31,958 ($CAD 31,786) and $21,866 ($CAD 22,981) at December 31, 2010 and 2009, respectively. Interest expense on the note during the years ended December 31, 2010 and 2009 totalled $8,503 ($CAD 8,805) and $10,583 ($CAD 12,030), respectively.

d)

During the years ended December 31, 2010 and 2009, the Company incurred accounting fees of $32,520 and $25,387 with a private company of which an officer is also an officer, respectively.  As at December 31, 2010, the amount owing to this private company totalled $34,342.

e)

During the years ended December 31, 2010 and 2009, the Company incurred $98,176 and $87,980 with an officer for wages and salaries, respectively.

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2006, the Company received proceeds of $436,500 on an unsecured promissory note and repaid $17,709. During the year ended December 31, 2007 an additional $6,720 was advanced and $60,000 was repaid.  During the year ended December 31, 2008 the Company repaid $348,000. The note bears interest at 8% per annum. During the year ended December 31, 2010, $17,511 plus accrued interest of $54,422 was paid, leaving no balance owing at December 31, 2010.

Interest expense on the note during the years ended December 31, 2010 and 2009 totalled $nil and $1,401, respectively.

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010.  The note bears interest at 10% per annum, which totalled $768, which remained outstanding at December 31, 2010.

Interest expense on the note during the years ended December 31, 2010 and 2009 totalled $768 and $nil, respectively.

During the year ended December 31, 2010, the Company received proceeds of $42,500 on an unsecured promissory note, which remained outstanding at December 31, 2010.  The note bears interest at 10% per annum, with no interest outstanding at December 31, 2010.

Interest expense on the note during the years ended December 31, 2010 and 2009 totalled $nil and $nil, respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

8.

COMMON STOCK

a)

For the year ended December 31, 2010:

b)

In January 2010, the Company issued 10,000 shares of its common stock at $0.25 per share for services rendered by a consultant valued at $2,500 based on the price on the date of grant.

c)

Also in January 2010, the Company conducted a private placement offering whereby it issued 125,000 shares of its common stock at a price of $0.20 per share for total proceeds of $25,000.

d)

Also in January 2010, the Company issued 100,000 shares of its common stock at $0.24 per share for services rendered by consultants valued at $24,000 based on the price on the date of grant.

e)

Also in January 2010, the Company settled outstanding promissory notes and accrued interest totalling $71,934 through the issuance of 479,554 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.18 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished.

f)

Also in January 2010, the Company issued 40,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $8,000 based on the price on the date of grant.  30,000 of these shares were issued to a close relative of an officer of the Company.

g)

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

i)

In February 2010, the Company issued 110,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $22,000 based on the price on the date of grant.

j)

Also in February 2010, the Company issued 62,500 shares of its common stock registered on a Form S-8 at $0.18 per share for services rendered by consultants valued at $11,250 based on the price on the date of

k)

Also in February 2010, the Company issued 40,000 shares of its common stock  at $0.19 per share for services rendered by consultants valued at $7,600 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

l)

In March 2010, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

m)

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

p)

Also in March 2010, the Company conducted a private placement offering whereby it issued 600,000 units at a price of $0.10 per unit for total proceeds of $60,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

q)

In April 2010, the Company issued 510,000 shares of its common stock at $0.13 per share for services rendered by consultants valued at $66,300 based on the price on the date of grant.

r)

Also in April 2010, the Company issued 1,400,000 shares of its common stock registered on a Form S-8 at $0.08 for services rendered by a consultant valued at $112,000 based on the price on the date of grant.

s)

Also in April 2010, the Company issued 100,000 shares of its common stock at $0.18 per share for services rendered by consultants valued at $18,000 based on the price on the date of grant.

t)

In May 2010, the Company issued 10,000 shares of its common stock at $0.18 per share for services rendered by a consultant valued at $1,800 based on the price on the date of grant.

u)

Also in May 2010, the Company conducted a private placement offering whereby it issued 650,000 shares of its common stock at $0.10 per share for total proceeds of $65,000.

v)

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

y)

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

ee)

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

gg)

Also in July 2010, the Company issued 500,000 shares of its common stock at $0.11 per share for services rendered by a consultant valued at $55,000 based on the price on the date of grant.

hh)

Also in July 2010, the Company conducted a private placement offering whereby it issued 135,000 shares of its common stock at $0.10 per share for total proceeds of $13,500.

ii)

Also in July 2010, the Company issued 100,000 shares of its common stock at $0.10 per share for services rendered by consultants valued at $10,000 based on the price on the date of grant.

jj)

In August 2010, the Company issued 10,000 shares of its common stock at $0.10 per share for services rendered by a consultant valued at $1,000 based on the price on the date of grant.

kk)

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

mm)

Also in August 2010, the Company issued 400,000 shares of its common stock registered on Form S-8 at $0.07 per share for services rendered by a consultant valued at $28,000 based on the price on the date of grant.

nn)

Also in August 2010, the Company issued 250,000 shares of its common stock at $0.08 per share for services rendered by consultants valued at $20,000 based on the price on the date of grant.

oo)

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

qq)

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

tt)

Also in September 2010, the Company issued 3,000,000 shares of its common stock at $0.26 per share for services rendered by a director valued at $780,000 based on the price on the date of grant.

vv)

Also in September 2010, the Company issued 200,000 shares of its common stock registered on Form S-8 at $0.26 per share for services rendered by consultants valued at $52,000 based on the price on the date of grant.

ww)

Also in September 2010, the Company conducted a private placement offering whereby it issued 200,000 shares of its common stock at $0.15 per share for total proceeds of $30,000.

xx)

Also in September 2010, the Company conducted a private placement offering whereby it issued 334,000 units at a price of $0.15 per unit for total proceeds of $50,100.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.20 per share.

yy)

Also in September 2010, the Company conducted a private placement offering whereby it issued 30,000 shares of its common stock at $0.33 per share for total proceeds of $9,900.

zz)

Also in September 2010, the Company issued 100,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $33,000 based on the price on the date of grant.

aaa)

In October 2010, the Company issued 10,000 shares of its common stock at $0.35 per share for services rendered by a consultant valued at $3,500 based on the price on the date of grant.

bbb)

Also in October 2010, the Company issued 92,321 shares of its common stock at $0.31 per share for services rendered by a consultant valued at $28,620 based on the price on the date of grant.

ccc)

Also in October 2010, the Company settled $75,000 of an outstanding promissory note owing to a former director through the issuance of 375,000 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.20 per share.

ddd)

Also in October 2010, the Company conducted a private placement offering whereby it issued 366,666 shares of its common stock at $0.15 per share for total proceeds of $55,000.

eee)

Also in October 2010, the Company issued 133,332 shares of its common stock at $0.39 per share for services rendered by consultants valued at $52,000 based on the price on the date of grant. These shares were issued to close relatives of an officer of the Company.

fff)

Also in October 2010, the Company conducted a private placement offering whereby it issued 300,000 shares of its common stock at $0.15 per share for total proceeds of $45,000.

ggg)

Also in October 2010, the Company issued 50,000 shares of its common stock at $0.33 per share for services rendered by a consultant valued at $16,500 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

8.

COMMON STOCK (Continued)

hhh)

Also in October 2010, the Company issued 100,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $35,000 based on the price on the date of grant.

iii)

In November 2010, the Company issued 10,000 shares of its common stock at $0.30 per share for services rendered by a consultant valued at $3,000 based on the price on the date of grant.

jjj)

Also in November 2010, the Company issued 2,500,000 shares of its common stock at $0.16 per share for services rendered by consultants valued at $400,000 based on the price on the date of grant.

kkk)

Also in November 2010, the Company settled $25,000 of an outstanding promissory note and $50,0000 in wages owing to a former director through the issuance of 500,000 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.15 per share.

lll)

In November 2010, the Company issued 200,000 shares of its common stock at $0.28 per share for services rendered by a consultant valued at $56,000 based on the price on the date of grant.

mmm)

Also in November 2010, the Company issued 150,000 shares of its common stock at $0.29 per share for services rendered by consultants valued at $43,500 based on the price on the date of grant.

nnn)

In December 2010, the Company conducted a private placement offering whereby it issued 53,333 shares of its common stock at $0.15 per share for total proceeds of $7,874.

ooo)

Also in December 2010, the Company issued 210,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $73,500 based on the price on the date of grant.

ppp)

Also in December 2010, the Company settled $9,500 of an outstanding promissory note through the issuance of 63,334 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.15 per share.

qqq)

Also in December 2010, the Company issued 500,000 shares of its common stock at $0.15 per share related to the exercise of stock options to a consultant for total proceeds of $75,000.

rrr)

Also in December 2010, the Company conducted a private placement offering whereby it issued 309,000 shares of its common stock at $0.15 per share for total proceeds of $46,350.

sss)

Also in December 2010, the Company issued 100,000 shares of its common stock at $0.30 per share for services rendered by consultants valued at $30,000 based on the price on the date of grant.

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

h)

Also in June 2009, the Company issued 33,333 shares of its common stock at $0.35 per share related to the exercise of stock options to a director for total proceeds of $11,667.

i)

In July 2009, the Company issued 100,000 shares of its common stock at $0.47 per share for services rendered by consultants valued at $47,000 based on the price on the date of grant.

j)

Also in July 2009, the Company conducted a private placement offering whereby it issued 2,500,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $400,000.

k)

Also in July 2009, the Company issued 50,000 shares of its common stock at $0.44 per share for services rendered by consultants valued at $22,000 based on the price on the date of grant.

l)

In August 2009, the Company conducted a private placement offering whereby it issued 125,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $20,000.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

8.

COMMON STOCK (Continued)

m)

Also in August 2009, the Company issued 100,000 shares of its common stock at $0.30 per share for services rendered by consultants valued at $30,000 based on the price on the date of grant.

n)

Also in August 2009, the Company conducted a private placement offering whereby it issued 400,000 shares of the Company's common stock at a price of $0.16 per share for total consideration of $64,000.

o)

Also in August 2009, the Company issued 100,000 shares of its common stock at $0.31 per share for services

p)

rendered by consultants valued at $31,000 based on the price on the date of grant. 50,000 of these shares were issued to a close relative of an officer of the Company.

q)

In September 2009, the Company conducted a private placement offering whereby it issued 50,000 shares of the Company's common stock at a price of $0.30 per share for total consideration of $15,000.

r)

Also in September 2009, the Company issued 100,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $35,000 based on the price on the date of grant.

s)

Also in September 2009, the Company issued 90,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $29,700 based on the price on the date of grant.  30,000 of these shares were issued to a close relative of an officer of the Company.

t)

In October 2009, the Company conducted a private placement offering whereby it issued 377,497 units at a price of $0.30 per unit for total proceeds of $113,249.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock, exercisable at $0.75 per share.

u)

Also in October 2009, the Company issued 100,000 shares of its common stock at $0.40 per share for services rendered by consultants valued at $40,000 based on the price on the date of grant.

v)

Also in October 2009, the Company issued 50,000 shares of its common stock at $0.37 per share for services rendered by consultants valued at $18,500 based on the price on the date of grant.

w)

Also in October 2009, the Company issued 40,000 shares of its common stock at $0.31 per share for services rendered by consultants valued at $12,400 based on the price on the date of grant.  30,000 of these shares were issued to a close relative of an officer of the Company.

x)

In November 2009, the Company issued 20,000 shares of its common stock at $0.35 per share related to the exercise of stock options to a director for total proceeds of $7,000.

y)

Also in November 2009, the Company issued 100,000 shares of its common stock at $0.28 per share for services rendered by consultants valued at $28,000 based on the price on the date of grant.

z)

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

bb)

In December 2009, the Company issued 10,000 shares of its common stock at $0.21 per share for services rendered by consultants valued at $2,100 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

8.

COMMON STOCK (continued)

cc)

Also in December 2009, the Company issued 76,000 shares of its common stock at $0.35 per share related to the exercise of stock options to a director for total proceeds of $22,800.

dd)

Also in December 2009, the Company issued 100,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $20,000 based on the price on the date of grant.

ee)

Also in December 2009, the Company conducted a private placement offering whereby it issued 265,000 shares of its common stock at a price of $0.15 per share for total proceeds of $39,750.

ff)

Also in December 2009, the Company issued 40,000 shares of its common stock at $0.22 per share for services rendered by consultants valued at $8,800 based on the price on the date of grant. 30,000 of these shares were issued to a close relative of an officer of the Company.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2008	5,835,797	1.00	1.25
Issued	631,055	0.68	1.79
Exercised	–	–	–
Expired/Cancelled	(4,698,297)	1.07	–

Balance, December 31, 2009	1,768,555	0.72	1.08
Issued	1,834,000	0.16	1.37
Exercised	–	–	–
Expired/Cancelled	(1,025,000)	1.02	–

Outstanding, December 31, 2010	2,577,555	0.20	2.32

9.

STOCK-BASED COMPENSATION

The Company has, since incorporation, adopted two stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock.  Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  On May 14, the Company adopted the 2010 Share Incentive Plan on Form S-8 under which the Company is authorized to issue up to 10,000,000 registered shares of its common stock to qualified persons.

On May 20, 2010, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.15 per share and vested immediately. The options expire May 20, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.07. During the year ended December 31, 2010, the Company recorded stock-based compensation of $16,492 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

9.

STOCK-BASED COMPENSATION (continued)

On March 26, 2010, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.15 per share and vested immediately. The options expire March 26, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.07. During the year ended December 31, 2010, the Company recorded stock-based compensation of $35,948 as a general and administrative expense in connection with these options.

On August 5, 2010, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.10 per share and vested immediately. The options expire August 5, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.05. During the year ended December 31, 2010, the Company recorded stock-based compensation of $13,265 as a general and administrative expense in connection with these options.

On October 13, 2010, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.30 per share and vested immediately. The options expire October 13, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.28. During the year ended December 31, 2010, the Company recorded stock-based compensation of $559,829 as a general and administrative expense in connection with these options.

On November 1, 2010, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.30 per share and vested immediately. The options expire November 1, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.25. During the year ended December 31, 2010, the Company recorded stock-based compensation of $214,176 as a general and administrative expense in connection with these options.

Also on November 1, 2010, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.30 per share and vested immediately. The options expire November 1, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.20. During the year ended December 31, 2010, the Company recorded stock-based compensation of $428,352 as a general and administrative expense in connection with these options.

On December 17, 2010, the Company granted options to purchase a total of 500,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.10 per share and vested immediately. The options expire December 17, 2012. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.23. During the year ended December 31, 2010, the Company recorded stock-based compensation of $115,076 as a general and administrative expense in connection with these options.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2010 and 2009 were $0.24 and $0.42 per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2010	December 31, 2009

Expected dividend yield	0%	0%
Risk-free interest rate	0.59%	1.89%
Expected volatility	154.37%	137.33%
Expected option life (in years)	2.81	3.98

The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 were $nil and $nil respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

9.

STOCK-BASED COMPENSATION (continued)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2009	11,911,517	$ 0.56

Granted	6,500,000	$ 0.26
Exercised	(700,000)	$ 0.22
Expired/Cancelled	(1,215,000)	$ 0.58

Outstanding, December 31, 2010	16,496,517	$ 0.48	2.40	$nil

Exercisable, December 31, 2010	16,076,517	$0.49	2.44	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during the years ended December 31, 2010, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	960,000	$0.20
Granted	1,000,000,000	$0.07
Vested	(1,540,000)	$0.11

Nonvested at December 31, 2010	420,000	$0.20

As at December 31, 2010 there was $83,647 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.75 years.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010

10.

INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2010	2009

Net operating loss carry-forward	$5,181,628	$4,690,569
Valuation allowance	(5,181,628)	(4,690,569)

Net future income taxes	–	–

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

11.

SUBSEQUENT EVENTS

Subsequent to December 31, 2010, we issued an aggregate of 3,552,267 shares of our common stock as payment for services and/or settlement of debt.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Frank R. Evanshen, 62	Director, President, and Chief Executive Officer	From May 27, 2003 to present	None
Darrin McCormack, 45	Chief Financial Officer	From August 13, 2007 to present	None
T. Allen Rose, 54	Director, Secretary and Treasurer	May 27, 2003 to present	None
James P. Yano, 44	Chief Operations Officer	September 30, 2008 to present	None

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

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

The OTCBB on which we list does not have any independence requirements for the Audit Committee.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2010 and 2009.

 Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Evanshen President, CEO and Director	2009	nil	nil	nil	$1,419,160	nil	nil	$175,960	$1,595,120
	2010	nil	nil	$780,000	$559,829	nil	nil	$193,132(1)	$1,532,961
Darrin McCormack CFO	2009	nil	nil	nil	$138,763	nil	nil	$25,387	$164,150
	2010	nil	nil	$12,000	nil	nil	nil	$20,520	$32,520
Peter Knaven Senior Vice President, Chief Technology Officer and Director (3)	2009	$87,980	nil	nil	$273,551	nil	nil	nil	$361,531
	2010	$98,175	nil	$36,000	$428,352	nil	nil	nil	$562,527
T. Allen Rose Former CFO, Secretary, Treasurer and Director (4)	2009	nil	nil	nil	nil	nil	nil	nil	nil
	2010	nil	nil	nil	nil	nil	nil	nil	nil
James P. Yano, Chief Operations Officer (5)	2009	nil	nil	nil	$140,224	nil	nil	$165,600	$305,824
	2010	nil	nil	$30,500	nil	nil	nil	nil	$30,500

(1)

Represents management consulting fees paid to Meridian Capital Corp. (“MCC”). MCC, a company controlled by Franklin R. Evanshen, has a management agreement with us for the services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $14,663 ($16,667 CAD) for services rendered. As of January 1, 2011, the monthly fees paid to MCC increased to approximately $31,118 ($30,000CDN).

(2)

Represents amounts incurred with D. McCormack & Company Inc., a company of which Darrin McCormack is an officer, for accounting and financial management services provided personally by Mr. McCormack in his role as Chief Financial Officer.  Under the agreement, fees are charged at approximately $106 ($110 CAD) per hour.

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

Option Grants

Outstanding Equity Awards at Fiscal Year End
OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Franklin R. Evanshen	850,000 1,500,000 946,667 1,774,000	nil nil nil nil	nil nil nil nil	$1.00 $0.52 $0.35 $0.30	Jan 3, 2013 Apr 27, 2014 Apr 7, 2014 Oct 29, 2012
	2,000,000	Nil	Nil	$0.30	Oct 13, 2013
Darrin McCormack	100,000 200,000 100,000	nil nil nil	nil nil nil	$0.27 $0.52 $0.30	Mar 6, 2014 Apr 27, 2014 Oct 29, 2012
Peter Knaven	970,850 1,000,000	nil nil	nil nil	$0.60 $0.30	Jul 1, 2011 Oct 29, 2012
	2,000,000	Nil	Nil	$0.30	Nov 1, 2010
James P. Yano	200,000 1,300,000 200,000	nil nil nil	nil 900,000 nil	$0.80 $0.40 $0.30	Sep 30, 2013 Sep 30, 2013 (1) Aug 17, 2011
T. Allen Rose	250,000	nil	nil	$0.80	Aug 18, 2013

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

Change of Control

As of December 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of April 15, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 15, 2011, there were 71,351,053 common shares, 16,496,517 stock purchase options, and 2,577,555 stock purchase warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)(#)	Percent of Class (2)(%)
Frank R. Evanshen (3) 1280 Braeside Street W. Vancouver BC Canada V7T 2L2	Common	9,858,383 (4)	14.17%
Darrin McCormack (5) 1729 Pavenham Rd. Cowichan Bay British Columbia V0R 1N1	Common	170,000 (6)	0.024%
Peter Knaven (7) 1924 Limerick Place North Vancouver British Columbia V7J 3A1	Common	594,515 (8)	5.24%
James P. Yano 2508 Stanford Way Antioch, CA 94531 (11)	Common	50,000(12)	0.07%
All Officers and Directors as a Group	Common	16,992,394	36.24%
Harold Gunn 1116 Ironwork Passage Vancouver British Columbia V6M 3P1	Common	6,054,836	13.22%

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

(2)

 Based on 71,351,053 issued and outstanding shares of common stock as of April 15, 2011 plus shares issuable upon exercise of options and warrants.

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

(7)

Peter Knaven resigned on March 12, 2010 as a Director with the Company.

(8)

Includes 300,000 common shares held under his own name, and 59,096 common shares held by Dete Contracting Ltd., a company controlled by Peter Knaven and 235,419 common shares held by Canaccord Genuity Corp., a company controlled by Peter Knaven.

(9)

T. Allen Rose is our director, Secretary and Treasurer.

(10)

Includes options to purchase 250,000 shares of our common stock.

(11)

James P. Yano has been our Chief Operations Officer since September 30, 2008.

(12)

Includes options to purchase 800,000 shares of our common stock.

(13)

Less than 1%.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

We have also entered into an agreement with a private company controlled by one of our directors to provide management services requiring monthly payments of approximately $CAD 16,667______, expiring June 1, 2011.  Management fees incurred by us totaled $193,132 and $175,960 ($CAD 200,000) for the years ended December 31, 2010 and 2009, respectively.  As at December 31, 2010, the amount owing to this private company totaled $182,343.

During the year ended December 31, 2008, we received proceeds of $150,810 ($CAD150,000) from a director on an unsecured promissory note.  The note bears interest at 8% per annum, matures December 31, 2010 and includes $CAD 150,000 of principal and all related accrued interest.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. Accrued interest payable on the note totaled $31,958 ($CAD 31,786) at December 31, 2010.  Interest expense on the note during the year ended December 31, 2010 totaled $8,503 ($CAD 8,805).

During the year ended December 31, 2010, we incurred $32,520 in accounting fees with a private company of which an officer is also an officer As at December 31, 2010, the amount owing to this private company totaled $34,342.

During the year ended December 31, 2010, we paid $98,175 to a director for wages and salaries.

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

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$30,909	$29,688
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$30,909	$29,688

Audit Fees

During the fiscal years ended December 31, 2010, we incurred $30,909 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010 and 2009.

During the fiscal year ended December 31, 2010, we incurred approximately $____ in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.   EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The Consolidated Balance Sheet of WordLogic Corporation., and subsidiary as of December 31, 2010 and 2009, the Consolidated Statements of Operations for the year ended December 31, 2010 and 2009, the Consolidated Statements Stockholders’ Deficit from January 1, 2010 to December 31, 2010, and Statements of Cash Flows for the year ended December 31, 2010, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2010 Annual Report on Form 10-K.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
10.01	Loan Agreement with Peter Knaven dated February 1, 2008	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.02	Promissory Note to Peter Knaven dated February 1, 2008	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.03	Promissory Note Extension Agreement with Peter Knaven dated March 1, 2008	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.04	Commercial Lease Renewal Agreement with MCC Meridian Capital Corp. dated March 1, 2008	Filed with the SEC on April 4, 2008 as part of our Annual Report on Form 10-K.
10.05	Promissory Note Extension Agreement with Peter Knaven dated April 30, 2008	Filed with the SEC on May 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note Extension Agreement with Peter Knaven dated June 30, 2008	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.07	Renewal Agreement with MCC Meridian Capital Corp. dated June 1, 2008	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.08	Consulting Agreement between the Company and James P. Yano dated September 30, 2008	Filed with the SEC on October 7, 2008 as part of our Current Report on Form 8-K.
10.09	Promissory Note Extension Agreement with Peter Knaven dated August 31, 2008	Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.10	Consulting Agreement with William Pipkin dated September 12, 2008	Filed with the SEC on November 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.11	Debt Settlement Agreement with EH & P Investments AG executed on December 17, 2008	Filed with the SEC on December 22, 2008 as part of our Current Report on Form 8-K.
10.12	Promissory Note Extension Agreement with Peter Knaven dated November 30, 2008	Filed with the SEC on March 31, 2009 as part of our Annual Report on Form 10-K.
10.13	Debt Settlement Agreement with Richard Kozukan dated January 11, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.14	Consulting Agreement with Advidea, Inc. dated April 1, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.15	Consulting Agreement with Douglas A. Glaser dated April 1, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.16	Consulting Agreement with Mirador Consulting, Inc. dated July 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.17	Consulting Agreement with Linda Gaal dated August 2, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.18	Promissory Note between the Company and Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.19	Promissory Note between the Company and Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.20	Settlement Agreement between the Company and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.21	Website Services Agreement with Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.22	Consulting Agreement with Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note between the Company and Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.24	Promissory Note between the Company and Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.

16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.02	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORDLOGIC CORP.

Dated:  April 15, 2011

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President and Chief Executive Officer

Dated:  April 15, 2011

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 15, 2011

/s/ Franklin Evanshen

Franklin Evanshen, Director

Dated:  April 15, 2011

/s/ Darrin McCormack

Darrin McCormack, Director