Form 10-Q
period 2011-03-31
WORDLOGIC CORP
filed 2011-05-23
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

      .. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-149000

WORDLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0422023
(State of incorporation)	(I.R.S. Employer Identification No.)

1130 West Pender St., Suite 230

Vancouver, BC Canada V6E 2P4

(Address of principal executive offices)

(604) 257-3660

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

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

(Not required) Yes      . No      .

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

Yes      . No   X  .

As of May 20, 2011, there were 73,562,273 shares of the registrant’s $0.001 par value common stock issued and outstanding.

WORDLOGIC CORPORATION*

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "WLGC" refers to WordLogic Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets

Cash	$315	$49,467
Restricted cash (Note 3)	42,262	37,350
Accounts receivable	38	37
HST/GST refund receivable	37,764	20,438
Employee advances	227	221
Prepaid expenses	12,871	12,547

Total Current Assets	93,477	120,060

Property and equipment, net of accumulated depreciation (Note 4)	2,654	2,672

Total Assets	$96,131	$122,732

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	$574,557	$498,763
Bank loan payable (Note 5)	33,484	35,160
Indebtedness to related parties (Note 6)	218,118	216,685
Accrued interest	33,888	48,350
Notes payable (Note 7)	13,900	53,400

Total Current Liabilities	873,947	852,358

Total Liabilities	873,947	852,358

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 70,731,006 and 67,798,786 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively (Note 8)	70,731	67,799
Stock Payable	30,000	-
Additional paid-in capital	21,339,193	20,729,373
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(19,299,294)	(18,627,589)
Accumulated other comprehensive loss	(653,592)	(634,355)

Total Stockholders’ Deficit	(777,816)	(729,626)

Total Liabilities and Stockholders’ Deficit	$96,131	$122,732

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2011 (Unaudited)	March 31, 2011	March 31, 2010

Revenues
Product sales	$21,691	$10	$376
Royalty revenue	32,962	–	–

Total Revenues	54,653	10	376

Operating expenses
Rent, related party (Note 6)	775,307	18,108	39,717
Selling, general and administrative (Note 6)	16,325,553	515,181	308,937
Research and development	2,704,095	137,637	45,183

Total Operating Expenses	19,804,955	670,926	393,837

Loss from Operations	(19,750,302)	(670,916)	(393,461)

Other income (expenses)

Interest income	1,760	–	–
Interest expense:
Related parties (Note 6)	(84,152)	–	(2,958)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(436,358)	(789)	(3,642)
Gain on derivative liability	142,861	–	–
Loss on settled liabilities	(627,860)	–	(14,387)

Loss Before Extraordinary Item	(20,899,294)	(671,705)	(414,448)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Loss	$(19,299,294)	$(671,705)	$(414,448)

Other Comprehensive Income

Net Gain/(Loss) of Foreign Currency Translation	(653,591)	(19,236)	(72,874)

Net Comprehensive Income	$(19,952,885)	$(690,941)	$(487,322)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average common shares outstanding		69,648,229	42,135,383

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2011 (Unaudited)	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(19,299,294)	$(671,705)	$(414,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,946	168	598
Common stock issued for services and payables	422,562	375,105	–
Stock-based compensation	12,047,875	23,897	157,351
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	710,000	17,500	14,387
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	12,961	(17,327)	830
Employee advances	(15,595)	(6)	(7)
Prepaid expenses	(12,871)	(324)	(164)
Accounts payable and accrued liabilities	689,915	74,393	71,694
Accrued interest payable	64,651	(14,462)	(57,874)
Net cash used in operating activities	(5,316,468)	(213,097)	(227,633)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–
Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Bank Overdraft	1,586	1,586	-
Proceeds from related party advances	1,319,559	1,433	17,680
Repayment of related party advances	(814,215)	–	–
Proceeds from promissory notes issued to related parties	411,509	–	4,945
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	979,120	3,000	–
Repayment of other promissory notes	(443,220)	-	(17,511)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	43,601	–	–
Repayment of line of credit	(10,117)	(1,676)	(1,777)
Proceeds from stock options and warrants exercised	532,915	–	80,000
Proceeds from sale of common shares	4,536,858	183,750	204,628
Net cash provided by financing activities	6,038,048	188,093	287,965

Effect of exchange rate changes on cash	(653,591)	(19,236)	(72,874)

Net change in cash	41,047	(44,240)	(12,542)

Cash, beginning of period	1,530	86,817	21,793

Cash, end of period	$42,577	$42,577	$9,251

Non-Cash Information:
Cashless exercise of warrants	$88	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,285,453	$–	$71,934

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$208,086	$453	$1,292

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

						Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Payable	Deficit	Stage	Loss	Total
		$	$		$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	(270,371)	(270,371)

Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	(97,095)	(97,095)

Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	(2,930)	(2,930)

Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	–	4,940	4,940

Balance, December 31, 2006	24,481,584	24,482	4,323,162	-	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	410,500

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	439,393
Comprehensive loss:				–
Net loss	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	(103,990)	(103,990)

Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($1.00/share)	100,000	100	99,900	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	2,361,327
Comprehensive loss:
Net loss	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	91,309	91,309
				–
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	22,800

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	2,275,961
Comprehensive loss:				–
Net loss	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	(115,604)	(115,604)
Comprehensive loss	–	–	–	–	–	–	–	(4,534,183)

Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	55,000

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	(144,420)	(144,420)
Comprehensive loss	–	–	–	–	–	–	–	(4,890,231)

Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	297,220	297	74,006	–	–	–	–	74,303
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	85,000	85	16,915	–	–	–	–	17,000
Common stock issued for services ($0.19/share)	585,000	585	110,565	–	–	–	–	111,150

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	60,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	93,750
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	600,000	600	59,400	–	–	–	–	60,000
Subscription of shares of common stock not yet issued	–	–	–	30,000	–	–	–	30,000
Common stock options and warrants vested	–	–	23,899	–	–	–	–	23,899
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	(671,705)	–	(671,705)
Currency translation adjustment	–	–	–	–	–	–	(19,236)	(19,236)
Comprehensive loss	–	–	–	–	–	–	–	(690,941)

Balance, March 31, 2011	70,731,006	70,731	21,339,193	30,000	(2,264,854)	(19,299,294)	(653,591)	(777,815)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At March 31, 2011 the Company has a working capital deficiency of $780,469 and has incurred losses of $19,299,294 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at March 31, 2011 or December 31, 2010.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the three months ended March 31, 2011 and 2010.

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

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

o)  Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2011, there were 16,046,517 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

p)  Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the three month periods ended March 31, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

q)  Advertising Costs

Advertising costs are charged to operations as incurred.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

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

3.

RESTRICTED CASH

As of March 31, 2011 and December 31, 2010 we had restricted cash balances of $42,262 and $37,350, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation as of March 31, 2011 $	Net Carrying Amount as of March 31, 2011 $	Net Carrying Amount as of December 31, 2010 $

Office equipment	3,980	3,652	328	337
Computer equipment	145,810	144,790	1,020	995
Computer software	7,313	7,313	-	-
Furniture and fixtures	15,730	14,424	1,306	1,340

	172,833	170,179	2,654	2,672

Depreciation expense totalled $168 and $598 for the three months ended March 31, 2011 and 2010, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada, repayable upon demand, requiring monthly blended payments of CDN$835 (US$840) including principal and interest at 4.25% per annum.  Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$50,270).  The loan is secured by a personal guarantee of an officer of the Company.  The balance at March 31, 2011 is $33,484.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, which expired June 30, 2010. Office rent incurred by the Company with this private company totalled $nil and $39,717 ($CAD 41,539) for the three months ended March 31, 2011 and 2010, respectively.

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2011. Management fees incurred by the Company totalled $91,779 ($CAD 90,000) and $147,807 ($CAD 50,000) for the three months ended March 31, 2011 and 2010, respectively.  As at March 31, 2011 the amount owed to this private company totalled $181,342.

c)

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $32,784 ($CAD 31,786) at March 31, 2011. Interest expense on the note during the three months ended March 31, 2011 and 2010 totalled nil and $2,959 ($CAD 3,006), respectively.

d)

During the three months ended March 31, 2011, the Company incurred accounting fees of $12,237 with a private company of which an officer is also an officer.  As at March 31, 2011, the amount owing to this private company totalled $36,776.

e)

During the three months ended March 31, 2011, the Company incurred $48,949 with an officer for wages and salaries.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010.  During the three months ended March 31, 2011, the Company received further proceeds of $3,000, leaving a balance owing of $13,900 at March 31, 2011. The note bears interest at 10% per annum, which totalled $1,104, which remained outstanding at March 31, 2011.

Interest expense on the note during the three months ended March 31, 2011 and 2010 totalled $336 and $nil, respectively.

During the year ended December 31, 2010, the Company received proceeds of $42,500 on an unsecured promissory note, which remained outstanding at December 31, 2010.  During the three months ended March 31, 2011, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 10% per annum, with no interest outstanding at March 31, 2011.

Interest expense on the note during the three months ended March 31, 2011 and 2010 totalled $nil and $nil, respectively.

8.

COMMON STOCK

a)

In January 2011, the Company issued 10,000 shares of its common stock at $0.30 per share for services rendered by a consultant valued at $3,000 based on the price on the date of grant.

b)

Also in January 2011, the Company conducted private placement offerings whereby it issued 570,000 units at a price of $0.15 per share for total proceeds of $85,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.25 per share.

c)

Also in January 2011, the Company issued 390,000 shares of its common stock at $0.265 per share for services rendered by consultants valued at $103,350 based on the price on the date of grant.  140,000 of these shares were issued to an officer of the Company.

d)

Also in January 2011, the Company issued 200,000 shares of its common stock at $0.25 per share for services rendered by a consultant valued at $50,000 based on the price on the date of grant.

e)

Also in January 2011, the Company issued 100,000 shares of its common stock registered on a Form S-8 at $0.26 per share for services rendered by an officer valued at $26,000 based on the price on the date of grant.

f)

Also in January 2011, the Company issued 150,000 shares of its common stock at $0.21 per share for services rendered by consultants valued at $31,500 based on the price on the date of grant.

g)

In February 2011, the Company conducted private placement offerings whereby it issued 600,000 units at a price of $0.10 per share for total proceeds of $60,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.25 per share.

h)

Also in February 2011, the Company issued 85,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $17,000 based on the price on the date of grant.

i)

Also in February 2011, the Company issued 97,220 shares of its common stock at $0.25 per share for services rendered by an officer valued at $24,305 based on the price on the date of grant.

j)

In March 2011, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

k)

Also in March 2011, the Company settled $42,500 of an outstanding promissory note through the issuance of 300,000 shares of the Company's common stock at Shares issued was value at FMV of $0.20 which resulted in loss of conversion of $17,500.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

8.

COMMON STOCK (continued)

l)

Also in March 2011, the Company issued 40,000 shares of its common stock at $0.22 per share for services rendered by a consultant valued at $8,800 based on the price on the date of grant.

m)

Also in March 2011, the Company issued 575,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $109,250 based on the price on the date of grant.

n)

Also in March 2011, the Company conducted a private placement offering whereby it issued 55,000 units at a price of $0.15 per share for total proceeds of $8,250. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.25 per share.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	1,768,555	0.72	0.83
Issued	1,834,000	0.16	1.12
Exercised	–	–	–
Expired/Cancelled	(1,025,000)	–	–

Balance, December 31, 2010	2,577,555	0.20	2.14
Issued	1,225,000	0.25	1.87
Exercised	–	–	–
Expired/Cancelled	–	–	–

Outstanding, March 31, 2011	3,802,555	0.22	2.05

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

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

The Company did not grant any options during the three months ended March 31, 2011.

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	16,496,517	$ 0.48

Granted	–	–
Exercised	–	–
Expired/Cancelled	(150,000)	$ 0.50

Outstanding, March 31, 2011	16,346,517	$ 0.49	2.17	$nil

Exercisable, March 31, 2011	16,046,517	$0.50	2.21	$nil

A summary of the status of the Company’s nonvested shares as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	420,000	$0.20
Granted	–	–
Vested	(120,000)	$0.20

Nonvested at March 31, 2011	300,000	$0.20

As at March 31, 2011 there was $59,747 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.50 years.

10.

SUBSEQUENT EVENTS

Subsequent to March 31, 2011, we issued 2,831,267 shares of our common stock in the aggregate for consulting services and to settle outstanding debt.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	March 31,
	2011	2010
Current Assets	$93,477	$14,612
Current Liabilities	$873,946	$1,148,135
Working Capital (Deficit)	$(780,469)	$(1,133,523)

Cash Flows

	March 31, 2011	March 31, 2010
Cash Flows from (used in) Operating Activities	$(211,511)	$(227,633)
Cash Flows from (used in) Financing Activities	$186,507	$287,965
Net Increase (decrease) in Cash During Period	$(44,240)	$(12,542)

Operating Revenues

Operating revenues for the period ended March 31, 2011 was $10 and is comprised of product sales totaling $10.

Operating revenues for the period ended March 31, 2010 was $376 and is comprised of product sales totaling $376.

Operating Expenses and Net Loss

Operating expenses for the period ended March 31, 2011 was $670,926 and is comprised of $18,108 in rent, $515,181 in selling, general and administrative and $137,637 in research and development.

Operating expenses for the period ended March 31, 2010 was $393,837 and is comprised of $39,717 in rent, $308,937 in selling, general and administrative and $45,183 in research and development.

Net loss for the period ended March 31, 2011 was $671,705 and is comprised of $670,916 loss from operations and $789 in interest expense.

Net loss for the period ended March 31, 2010 was $414,448 and is comprised of $393,461 loss from operations and $6,600 in interest expense and $14,387 loss on settled liabilities.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash and current asset balance was $93,477 compared to $14,612 as at March 31, 2010. The increase in current assets of $78,865 is attributed to an increase of $35,097 in restricted cash, an increase of $32,717 in HST/GST refund receivable and an increase in prepaid expenses of $12,871 net of a decrease in cash of $1,771 and other current assets of $49.

As at March 31, 2011, the Company had current and total liabilities of $873,946 compared with current and total liabilities of $1,148,135 as at March 31, 2010. The decrease in total liabilities was primarily attributed to a decreases in accounts payable and accrued liabilities, bank loan payable and accrued interest, net of increases in bank overdraft, indebtedness to related parties and notes payable.

As at March 31, 2011, the Company had a working capital deficit of $780,469 compared with a working capital deficit of $1,133,523 as at March 31, 2010.  The decrease in working capital deficit was primarily attributed to an increase in restricted cash and a reduction in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the period ended March 31, 2011, the Company used $211,511 of cash for operating activities compared to the use of $227,633 of cash for operating activities during the period ended March 31, 2010. The change in net cash used in operating activities is primarily attributed to an increase in stock based related compensation.

Cashflow from Financing Activities

During the period ended March 31, 2011, the Company received $144,007 of cash from financing activities compared to $287,965 for the period ended March 31, 2010.  The change in cash flows from financing activities is primarily attributed to a decrease in proceeds from sale of common stock and repayment of promissory notes.

Quarterly Developments

None.

Subsequent Developments

On April 5, 2011, the United States Patent and Trademark Office issued Patent No.  7,921,361 to the Company entitled, “Data Entry for Personal Computing Devices”.  The patent covers predictive text entry into an electronic device by presenting a list of completion candidates relating to textual characters as they are entered by a user.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See notes to financial statements included herewith.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2010 Share Incentive Plan	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Performance-Based Award Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
10.01	Debt Settlement Agreement between the Company and Richard Kozukan dated January 11, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.02	Consulting Agreement between the Company and Advidea, Inc. dated April 1, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Consulting Agreement between the Company and Douglas A. Glaser dated April 1, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Consulting Agreement between the Company and Mirador Consulting, Inc. dated July 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Consulting Agreement between the Company and Linda Gaal dated August 2, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.09	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.10	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.13	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed herewith.
10.14	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed herewith.
10.15	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed herewith.
10.16	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed herewith.
10.17	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed herewith.
10.18	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed herewith.
10.19	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed herewith.
10.20	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed herewith.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.02	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORDLOGIC CORPORATION

Dated:  May 23, 2011

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  May 23, 2011

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 23, 2011

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  May 23, 2011

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director