Form 10-Q
period 2011-06-30
WORDLOGIC CORP
filed 2011-08-22
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

_____________________

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Yes      . No   X  .

As of August 2, 2011, there were 76,053,384 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets

Cash	$7,987	$49,467
Restricted cash (Note 3)	8,771	37,350
Accounts receivable	1,166	37
HST/GST refund receivable	34,970	20,438
Employee advances	228	221
Prepaid expenses	12,938	12,547

Total Current Assets	66,060	120,060

Property and equipment, net of accumulated depreciation (Note 4)	2,512	2,672

Total Assets	$68,572	$122,732

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	$577,132	$498,763
Bank loan payable (Note 5)	31,063	35,160
Indebtedness to related parties (Note 6)	168,189	216,685
Accrued interest	34,379	48,350
Notes payable (Note 7)	13,900	53,400

Total Current Liabilities	824,663	852,358

Total Liabilities	824,663	852,358

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 74,700,606 and 67,798,786 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (Note 8)	74,702	67,799
Additional paid-in capital	21,938,812	20,729,373
Stock Subscription receivable	(11,250)	-
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(19,837,083)	(18,627,589)
Accumulated other comprehensive loss	(656,418)	(634,355)

Total Stockholders’ Deficit	(756,091)	(729,626)

Total Liabilities and Stockholders’ Deficit	$68,572	$122,732

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2011 (Unaudited)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Product sales	$22,743	$1,052	$639	$1,062	$1,015
Royalty revenue	32,962	–	–	–	–

Total Revenues	55,705	1,052	639	1,062	1,015

Operating expenses
Rent, related party (Note 6)	792,903	17,596	39,892	35,704	79,609
Selling, general and administrative	16,746,276	420,723	640,681	935,904	949,618
Research and development	2,803,901	99,806	120,292	237,443	165,475

Total Operating Expenses	20,343,080	538,125	800,865	1,209,051	1,194,702

Loss from Operations	(20,287,375)	(537,073)	(800,226)	(1,207,989)	(1,193,687)

Other income (expenses)

Interest income	1,760	–	–	–	–
Interest expense:
Related parties (Note 6)	(84,152)	–	(2,744)	–	(5,702)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(437,074)	(716)	(1,912)	(1,505)	(5,554)
Gain on derivative liability	142,861	–	–	–	–
Loss (gain) on settled payables	(627,860)	–	–	–	(14,387)

Loss Before Extraordinary Item	(21,437,083)	(537,789)	(804,882)	(1,209,494)	(1,219,330)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Loss	(19,837,083)	(537,789)	(804,882)	(1,209,494)	(1,219,330)

Other Comprehensive Income
Net Gain/(Loss) of Foreign Currency Translation adjustment	(656,418)	(2,827)	56,966	(22,063)	(15,908)
Net Comprehensive Income	$(20,493,501)	$(540,616)	$(747,916)	$(1,231,557)	$(1,235,238)
Basic and diluted loss per share		$(0.02)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding		73,609,606	43,838,124	70,888,067	47,554,300

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Six Months Ended (Unaudited)
	June 30, 2011 (Unaudited)	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(19,837,083)	$(1,209,494)	$(1,219,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,453	339	1,199
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	12,758,956	687,725	757,142
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	710,000	17,500	14,387
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	14,627	(15,661)	40
Employee advances	(15,596)	(7)	3
Prepaid expenses	(12,938)	(391)	(11,722)
Accounts payable and accrued liabilities	693,711	78,189	108,963
Accrued interest payable	65,142	(13,971)	(57,148)
Net cash used in operating activities	(5,559,346)	(455,975)	(406,466)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–
Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	1,319,870	(1,744)	45,464
Repayment of related party advances	(864,454)	(50,239)	–
Proceeds from promissory notes issued to related parties	411,509	–	(1,823)
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	979,120	3,000	(17,511)
Repayment of other promissory notes	(443,220)	–	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	31,063	(4,097)	(6,047)
Proceeds from stock options and warrants exercised	532,915	–	80,050
Proceeds from sale of common shares	4,810,678	457,570	309,628
Net cash provided by financing activities	6,257,933	407,978	409,761

Effect of exchange rate changes on cash	(656,417)	(22,062)	(15,908)

Net change in cash	15,228	(70,059)	(12,613)

Cash, beginning of period	1,530	86,817	21,793

Cash, end of period	$16,758	$16,758	$9,180

Non-Cash Information:
Cashless exercise of warrants	$275	$187	$–
Stock issued to settle notes payable plus accrued interest	$1,285,453	$–	$71,934

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$208,331	$698	$2,404

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At June 30, 2011 the Company has a working capital deficiency of $758,603 and has incurred losses of $19,837,083 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at June 30, 2011 or December 31, 2010.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the six months ended June 30, 2011 and 2010.

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

n)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

o)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2011, there were 15,916,517 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

p)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the six month periods ended June 30, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of June 30, 2011 and December 31, 2010 we had restricted cash balances of $8,771 and $37,350, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation as of June 30, 2011 $	Net Carrying Amount as of June 30, 2011 $	Net Carrying Amount as of December 31, 2010 $
Office equipment	4,001	3,689	312	337
Computer equipment	146,573	145,616	957	995
Computer software	7,351	7,351	-	-
Furniture and fixtures	15,812	14,569	1,243	1,340

	173,737	171,225	2,512	2,672

Depreciation expense totalled $339 and $1,199 for the six months ended June 30, 2011 and 2010, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada, repayable upon demand, requiring monthly blended payments of CDN$835 (US$866) including principal and interest at 4.25% per annum.  Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$51,840).  The loan is secured by a personal guarantee of an officer of the Company.  The balance at June 30, 2011 is $31,063.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, which expired June 30, 2010. Office rent incurred by the Company with this private company totalled $nil and $79,609 ($CAD 83,078) for the six months ended June 30, 2011 and 2010, respectively.

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2011. Management fees incurred by the Company totalled $185,553 ($CAD 180,000) and $95,824 ($CAD 100,000) for the six months ended June 30, 2011 and 2010, respectively.  As at June 30, 2011 the amount owed to this private company totalled $134,289.

c)

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $32,756 ($CAD 31,786) at June 30, 2011. Interest expense on the note during the six months ended June 30, 2011 and 2010 totalled nil and $2,959 ($CAD 3,006), respectively.

d)

During the six months ended June 30, 2011, the Company incurred accounting fees of $17,524 with a private company of which an officer is also an officer.  As at June 30, 2011, the amount owing to this private company totalled $33,900.

e)

During the three months ended June 30, 2011, the Company incurred $98,962 with an officer for wages and salaries.

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010.  During the six months ended June 30, 2011, the Company received further proceeds of $3,000, leaving a balance owing of $13,900 at June 30, 2011. The note bears interest at 10% per annum, which totalled $1,423, which remained outstanding at June 30, 2011.

Interest expense on the note during the three months ended June 30, 2011 and 2010 totalled $656 and $nil, respectively.

During the year ended December 31, 2010, the Company received proceeds of $42,500 on an unsecured promissory note, which remained outstanding at December 31, 2010.  During the six months ended June 30, 2011, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 10% per annum, with no interest outstanding at June 30, 2011.

Interest expense on the note during the six months ended June 30, 2011 and 2010 totalled $nil and $nil, respectively.

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

k)

Also in March 2011, the Company settled $42,500 of an outstanding promissory note through the issuance of 300,000 shares of the Company's common stock.  Shares issued were valued at fair value of $0.20 which resulted in a loss on conversion of $17,500.

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

o)

In April 2011, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

p)

Also in April 2011, the Company conducted private placement offerings whereby it issued 1,610,600 units at a price of $0.10 per share for total proceeds of $161,060.  1,310,600 of the units consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share and 300,000 of the units consisted of one share of the Company’s common stock and two warrants to purchase two additional shares of common stock, also exercisable at $0.10 per share.

q)

Also in April 2011, the Company conducted a private placement offering whereby it issued 112,500 shares of its common stock at $0.10 per share for proceeds receivable of $11,250.

r)

Also in April 2011, the Company issued 187,500 shares of its common stock in exercise of stock options, cashlessly.

s)

Also in April 2011, the Company conducted a private placement offering whereby it issued 175,000 units at a price of $0.18 per share for total proceeds of $31,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.40 per share.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

t)

Also in April 2011, the Company issued 100,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $20,000 based on the price on the date of grant.

u)

Also in April 2011, the Company issued 40,000 shares of its common stock at $0.235 per share for services rendered by a consultant valued at $9,400 based on the price on the date of grant.

v)

Also in April 2011, the Company issued 132,000 shares of its common stock at $0.25 per share for services rendered by a consultant valued at $33,000 based on the price on the date of grant.

w)

Also in April 2011, the Company issued 100,000 shares of its common stock at $0.258 per share for services rendered by consultants valued at $9,030 based on the price on the date of grant.

x)

In May 2011, the Company issued 10,000 shares of its common stock at $0.258 per share for services rendered by a consultant valued at $2,580 based on the price on the date of grant.

y)

Also in May 2011, the Company conducted a private placement offering whereby it issued 357,000 units at a price of $0.18 per share for total proceeds of $64,260. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.40 per share.

z)

Also in May 2011, the Company conducted a private placement offering whereby it issued 320,000 units at a price of $0.10 per share for total proceeds of $32,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

aa)

Also in May 2011, the Company issued 115,000 shares of its common stock at $0.25 per share for services rendered by consultants valued at $28,750 based on the price on the date of grant.

bb)

In June 2011, the Company issued 260,000 shares of its common stock at $0.259 per share for services rendered by consultants valued at $67,340 based on the price on the date of grant.

cc)

Also in June 2011, the Company issued 225,000 shares of its common stock at $0.24 per share for services rendered by  consultants valued at $54,000 based on the price on the date of grant.

dd)

Also in June 2011, the Company issued 115,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $21,850 based on the price on the date of grant.

ee)

Also in June 2011, the Company conducted a private placement offering whereby it issued 100,000 shares of its common stock at $0.15 per share for proceeds of $15,000.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	1,768,555	0.72	0.58
Issued	1,834,000	0.16	0.88
Exercised	–	–	–
Expired/Cancelled	(1,025,000)	–	–

Balance, December 31, 2010	2,577,555	0.20	1.96
Issued	3,987,600	0.19	1.75
Exercised	–	–	–
Expired/Cancelled	–	–	–

Outstanding, June 30, 2011	6,565,155	0.19	1.83

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

The Company did not grant any options during the six months ended June 30, 2011.

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	16,496,517	$ 0.48

Granted	–	–
Exercised	(250,000)	$0.05
Expired/Cancelled	(150,000)	$ 0.50

Outstanding, June 30, 2011	16,096,517	$ 0.50	1.88	$nil

Exercisable, June 30, 2011	15,916,517	$0.51	1.90	$nil

A summary of the status of the Company’s nonvested shares as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

Nonvested shares

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	420,000	$0.20
Granted	–	–
Vested	(240,000)	$0.20

Nonvested at June 30, 2011	180,000	$ 0.20

As at June 30, 2011 there was $35,849 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.25 years.

10.

SUBSEQUENT EVENTS

Subsequent to June 30, 2011, there was an aggregate of 1,352,778 shares of common stock issued for services, to settle outstanding debt and/or for cash.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2011	2010
Current Assets	$66,060	$27,043
Current Liabilities	$824,663	$1,202,705
Working Capital (Deficit)	$(758,603)	$(1,175,662)

Cash Flows

	June 30, 2011	June 30, 2010
Cash Flows from (used in) Operating Activities	$(413,473)	$(406,466)
Cash Flows from (used in) Financing Activities	$365,477	$409,761
Net Increase (decrease) in Cash During Period	$(70,059)	$(12,613)

Operating Revenues

Operating revenues for the period ended June 30, 2011 were $1,062 and is comprised of product sales totaling $1,062.

Operating revenues for the period ended June 30, 2010 were $1,015 and is comprised of product sales totaling $1,015.

Operating Expenses and Net Loss

Operating expenses for the period ended June 30, 2011 were $1,209,051 and is comprised of $35,704 in rent, $935,904 in selling, general and administrative and $237,443 in research and development.

Operating expenses for the period ended June 30, 2010 were $1,194,702 and is comprised of $79,609 in rent, $949,618 in selling, general and administrative and $165,475 in research and development.

Net loss for the period ended June 30, 2011 was $1,209,494 and is comprised of $1,207,989 loss from operations and $1,505 in interest expense.

Net loss for the period ended June 30, 2010 was $1,219,330 and is comprised of $1,193,687 loss from operations and $11,256 in interest expense and $14,387 loss on settled liabilities.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash and current asset balance was $66,060 compared to $27,043 as at June 30, 2010. The increase in current assets of $39,017 is attributed to an increase of $7,884 in cash, an increase of $1,166 in accounts receivable, an increase of $29,035 in HST/GST refund receivable, an increase in prepaid expenses of $1,216 and other current assets of $22, net of a decrease in restricted cash of $306.

As at June 30, 2011, the Company had current and total liabilities of $824,663 compared with current and total liabilities of $1,202,705 as at June 30, 2010. The decrease in total liabilities was primarily attributed to a decrease in accounts payable and accrued liabilities, bank loan payable, note payable to a related party and accrued interest, net of increases in indebtedness to related parties and notes payable.

As at June 30, 2011, the Company had a working capital deficit of $758,603 compared with a working capital deficit of $1,175,662 as at June 30, 2010.  The decrease in working capital deficit was primarily attributed to an increase in cash and HST/GST refund receivable and a reduction in accounts payable and accrued liabilities and note payable to a related party.

Cashflow from Operating Activities

During the period ended June 30, 2011, the Company used $455,975 of cash for operating activities compared to the use of $406,466 of cash for operating activities during the period ended June 30, 2010. The change in net cash used in operating activities is primarily attributed to a decrease in net loss.

Cashflow from Financing Activities

During the period ended June 30, 2011, the Company received $407,978 of cash from financing activities compared to $409,761 for the period ended June 30, 2010.  The change in cash flows from financing activities is primarily attributed to an increase in proceeds from sale of common stock net of repayment of promissory notes and  related party advances.

Quarterly Developments

None.

Subsequent Developments

On July 19, 2011, the Company issued a press release announcing the appointment of Joseph Flicek as Licensing Executive of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, the Company issued 3,969,600 shares of common stock for services, to settle outstanding debt and/or for cash.

2.            Subsequent Issuances:

Subsequent to the quarter, we issued 1,352,778 shares for services, to settle outstanding debt and/or for cash.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2010 Share Incentive Plan	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Performance-Based Award Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
10.01	Debt Settlement Agreement between the Company and Richard Kozukan dated January 11, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.02	Consulting Agreement between the Company and Advidea, Inc. dated April 1, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Subscription Agreement between the Company and Ulrich Rutsch dated January 5, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Subscription Agreement between the Company and Michael C. O’Brian dated March 29, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Subscription Agreement between the Company and Pamela A. Vandy dated March 31, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Consulting Agreement between the Company and Douglas A. Glaser dated April 1, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Consulting Agreement between the Company and Mirador Consulting, Inc. dated July 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Consulting Agreement between the Company and Linda Gaal dated August 2, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.10	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.13	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.15	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.16	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.19	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.20	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.21	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.22	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORDLOGIC CORPORATION

Dated:  August 22, 2011

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  August 22, 2011

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 22, 2011

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  August 22, 2011

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director