Form 10-Q
period 2011-09-30
WORDLOGIC CORP
filed 2011-11-14
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, there were 80,935,606 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Notes to the Unaudited Consolidated Financial Statements

7

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets

Cash	$10,712	$49,467
Restricted cash (Note 3)	18,960	37,350
Accounts receivable	38	37
HST/GST refund receivable	32,250	20,438
Employee advances	210	221
Prepaid expenses	11,905	12,547

Total Current Assets	74,075	120,060

Property and equipment, net of accumulated depreciation (Note 4)	1,901	2,672

Total Assets	$75,976	$122,732

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	$481,402	$498,763
Bank loan payable (Note 5)	26,192	35,160
Indebtedness to related parties (Note 6)	119,545	216,685
Accrued interest	32,098	48,350
Notes payable (Note 7)	13,900	53,400

Total Current Liabilities	673,137	852,358

Total Liabilities	673,137	852,358

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 80,400,606 and 67,798,786 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (Note 8)	80,401	67,799
Additional paid-in capital	22,699,172	20,729,373
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(20,507,045)	(18,627,589)
Accumulated other comprehensive loss	(604,835)	(634,355)

Total Stockholders’ Deficit	(597,161)	(729,626)

Total Liabilities and Stockholders’ Deficit	$75,976	$122,732

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception of Development Stage) to	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	September 30, 2011 (Unaudited)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues
Product sales	$22,776	$33	$95	$1,095	$1,110
Royalty revenue	32,962	–	–	–	–

Total Revenues	55,738	33	95	1,095	1,110

Operating expenses
Rent, related party (Note 6)	810,795	17,892	5,758	53,596	85,367
Selling, general and administrative (Note 6)	17,289,064	542,788	1,070,387	1,478,692	2,020,005
Research and development	2,912,482	108,581	36,252	346,024	201,727

Total Operating Expenses	21,012,341	669,261	1,112,397	1,878,312	2,307,099

Loss from Operations	(20,956,603)	(669,228)	(1,112,302)	(1,877,217)	(2,305,989)

Other income (expenses)

Interest income	1,760	–	–	–	–
Interest expense:
Related parties (Note 6)	(84,152)	–	(2,390)	–	(8,092)
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(437,808)	(734)	(934)	(2,239)	(6,488)
Gain on derivative liability	142,861	–	–	–	–
Loss (gain) on settled payables	(627,860)	–	3,180	–	(11,207)

Loss Before Extraordinary Item	(22,107,045)	(669,962)	(1,112,446)	(1,879,456)	(2,331,776)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Loss	(20,507,045)	(669,962)	(1,112,446)	(1,879,456)	(2,331,776)

Other Comprehensive Income
Net Gain/(Loss) of Foreign Currency Translation adjustment	(604,835)	51,583	(95,407)	29,520	(111,315)
Net Comprehensive Income	$(21,111,880)	$(618,379)	$(1,207,853)	$(1,849,936)	$(2,443,091)
Basic and diluted loss per share		$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average common shares outstanding		78,051,439	52,721,633	72,239,998	45,575,313

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception of Development Stage) to	For the Nine Months Ended (Unaudited)
	September 30, 2011 (Unaudited)	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net loss	$(20,507,045)	$(1,879,456)	$(2,331,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,619	505	1,800
Common stock issued for services and payables	47,457	–	–
Stock-based compensation	13,175,307	1,151,329	2,171,801
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	710,000	17,500	11,207
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	18,475	(11,813)	(9,311)
Employee advances	(15,578)	11	(5)
Prepaid expenses	(11,905)	642	(12,127)
Accounts payable and accrued liabilities	598,428	(17,094)	(205,218)
Accrued interest payable	62,861	(16,252)	(52,809)

Net cash used in operating activities	(5,857,999)	(754,628)	(426,438)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–

Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	1,220,986	(97,140)	82,458
Repayment of related party advances	(814,215)	–	–
Proceeds from promissory notes issued to related parties	411,509	–	4,461
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	979,120	3,000	9,500
Repayment of other promissory notes	(443,220)	–	(17,511)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	26,192	(8,968)	(6,371)
Repayment of line of credit	–	–	–
Proceeds from stock options and warrants exercised	532,915	–	80,100
Proceeds from sale of common shares	5,124,178	771,070	413,128

Net cash provided by financing activities	6,517,917	667,962	565,765
Effect of exchange rate changes on cash	(604,835)	29,521	(111,315)
Net change in cash	28,142	(57,145)	28,012
Cash, beginning of period	1,530	86,817	21,793
Cash, end of period	$29,672	$29,672	$49,805

Non-Cash Information:
Cashless exercise of warrants	$275	$187	$–
Stock issued to settle notes payable plus accrued interest	$1,285,453	$–	$118,754

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$208,866	$1,233	$2,965

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Footnotes to the Financial Statements

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Nature of Operations

WordLogic Corporation (the “Company” or “WLGC”), formerly TheAmericanWest.com, Inc., was incorporated under the laws of the State of Nevada on March 30, 1999. The Company’s primary business is the development and commercialization of data entry software for handheld computing devices. Its headquarters is located in Vancouver, BC, Canada.

Reverse Merger

On March 11, 2003, WLGC entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation-private company (“WCPC”), a British Columbia, Canada corporation. On May 27, 2003, WLGC issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WCPC, and the two companies merged. This merger has been treated as a recapitalization of WCPC, with WLGC the legal surviving entity. Since WLGC had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WCPC’s common stock for the net assets of WLGC. Following the closing, WLGC remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WCPC owned approximately 86.74%.

In connection with the closing of the Agreement, WLGC changed its name to “WordLogic Corporation” (formerly TheAmericanWest.com, Inc.) and changed its OTCBB symbol under which its common stock trades on the Over-The-Counter Bulletin Board to “WLGC”. WLGC’s directors resigned their positions and the executive officers of WCPC were appointed to fill the vacancies created by the resignations, which resulted in a change in control.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At September 30, 2011 the Company has a working capital deficiency of $599,062 and has incurred losses of $20,507,045 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at September 30, 2011 or December 31, 2010.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the nine months ended September 30, 2011 and 2010.

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

o)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2011, there were 14,925,667 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

p)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the nine month periods ended September 30, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of September 30, 2011 and December 31, 2010 we had restricted cash balances of $18,960 and $37,350, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation as of September 30, 2011 $	Net Carrying Amount as of September 30, 2011 $	Net Carrying Amount as of December 31, 2010 $
Office equipment	3,682	3,410	272	337
Computer equipment	134,868	134,319	549	995
Computer software	6,764	6,764	-	-
Furniture and fixtures	14,549	13,469	1,080	1,340

	159,863	157,962	1,901	2,672

Depreciation expense totalled $505 and $1,800 for the nine months ended September 30, 2011 and 2010, respectively.

5.

BANK LOAN PAYABLE

Represents a loan from the Royal Bank of Canada, repayable upon demand, requiring monthly blended payments of CDN$835 (US$797) including principal and interest at 4.25% per annum.  Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$47,700).  The loan is secured by a personal guarantee of an officer of the Company.  The balance at September 30, 2011 is $26,192.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, which expired June 30, 2010. Office rent incurred by the Company with this private company totalled $nil and $79,668 ($CAD 83,078) for the nine months ended September 30, 2011 and 2010, respectively.

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2011. Management fees incurred by the Company totalled $276,202 ($CAD 270,000) and $143,843 ($CAD 150,000) for the nine months ended September 30, 2011 and 2010, respectively.  As at September 30, 2011 the amount owed to this private company totalled $84,041.

c)

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $30,324 ($CAD 31,786) at September 30, 2011. Interest expense on the note during the nine months ended September 30, 2011 and 2010 totalled nil and $8,092 ($CAD 8,438), respectively.

d)

During the nine months ended September 30, 2011, the Company incurred accounting fees of $25,500 with a private company of which an officer is also an officer.  As at September 30, 2011, the amount owing to this private company totaled $35,504.

e)

During the nine months ended September 30, 2011, the Company incurred $147,308 with an officer for wages and salaries.

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010.  During the nine months ended September 30, 2011, the Company received further proceeds of $3,000, leaving a balance owing of $13,900 at September 30, 2011. The note bears interest at 10% per annum, which totaled $1,774, which remained outstanding at September 30, 2011.

Interest expense on the note during the nine months ended September 30, 2011 and 2010 totaled $1,006 and $nil, respectively.

During the year ended December 31, 2010, the Company received proceeds of $42,500 on an unsecured promissory note, which remained outstanding at December 31, 2010.  During the nine months ended September 30, 2011, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 10% per annum, with no interest outstanding at September 30, 2011.

Interest expense on the note during the nine months ended September 30, 2011 and 2010 totaled $nil and $nil, respectively.

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

r)

Also in April 2011, the Company issued 187,500 shares of its common stock in exercise of stock options, cashless.

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

ff)

In July 2011, the Company issued 110,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $20,900 based on the price on the date of grant.

gg)

Also in July 2011, the Company issued 583,000 shares of its common stock at $0.18 per share for services rendered by consultants valued at $104,940 based on the price on the date of grant.

hh)

Also in July 2011, the Company issued 250,000 shares of its common stock at $0.15 per share for services rendered by consultants valued at $37,500 based on the price on the date of grant.

ii)

Also in July 2011, the Company issued 120,000 shares of its common stock at $0.20 per share for services rendered by a consultant valued at $24,000 based on the price on the date of grant.

jj)

Also in July 2011, the Company conducted a private placement offering whereby it issued 125,000 units at a price of $0.10 per share for total proceeds of $12,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

kk)

Also in July 2011, the Company conducted a private placement offering whereby it issued 185,000 shares of its common stock at $0.10 per share for total proceeds of $18,500.

ll)

In August 2011, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

mm)

Also in August 2011, the Company issued 165,000 shares of its common stock at $0.16 per share for services rendered by consultants valued at $26,400 based on the price on the date of grant.

nn)

Also in August 2011, the Company issued 100,000 shares of its common stock at $0.15 per share for services rendered by a consultant valued at $15,000 based on the price on the date of grant.

oo)

Also in August 2011, the Company issued 10,000 shares of its common stock at $0.13 per share for services rendered by a consultant valued at $1,300 based on the price on the date of grant.

pp)

Also in August 2011, the Company settled outstanding debt totaling $48,000 through the issuance of 480,000 shares of the Company’s common stock at a price recorded at the market price on the date of grant, being $0.17 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished of $33,600.

qq)

Also in August 2011, the Company settled outstanding debt totaling $48,000 through the issuance of 480,000 shares of the Company’s common stock at a price recorded at the market price on the date of grant, being $0.18 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished of $38,400.

rr)

Also in August 2011, the Company conducted a private placement offering whereby it issued 150,000 shares of its common stock at $0.10 per share for proceeds of $15,000.

ss)

Also in August 2011, the Company conducted a private placement offering whereby it issued 2,375,000 units at a price of $0.10 per share for total proceeds of $237,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

tt)

In September 2011, the Company issued 142,000 shares of its common stock at $0.16 per share for services rendered by consultants valued at $22,720 based on the price on the date of grant.

uu)

Also in September 2011, the Company issued 115,000 shares of its common stock at $0.15 per share for services rendered by consultants valued at $17,250 based on the price on the date of grant.

vv)

Also in September 2011, the Company conducted a private placement offering whereby it issued 300,000 units at a price of $0.10 per share for total proceeds of $30,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	1,768,555	0.72	0.33
Issued	1,834,000	0.16	0.62
Exercised	–	–	–
Expired/Cancelled	(1,025,000)	–	–

Balance, December 31, 2010	2,577,555	0.20	1.77
Issued	6,787,600	0.15	1.66
Exercised	–	–	–
Expired/Cancelled	–	–	–

Outstanding, September 30, 2011	9,365,155	0.17	1.69

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

The Company did not grant any options during the six months ended September 30, 2011.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	16,496,517	$ 0.48

Granted	–	–
Exercised	(250,000)	$0.05
Expired/Cancelled	(1,320,850)	$ 0.54

Outstanding, September 30, 2011	14,925,667	$ 0.58	1.77	$nil

Exercisable, September 30, 2011	14,865,667	$0.59	1.78	$nil

A summary of the status of the Company’s nonvested shares as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	420,000	$0.20
Granted	–	–
Vested	(360,000)	$0.20

Nonvested at September 30, 2011	60,000	$ 0.20

As at September 30, 2011 there was $11,950 total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.00 years.

10.

SUBSEQUENT EVENTS

There were no subsequent events items as at the filing date of these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011	September 30, 2010
Current Assets	$74,075	$77,432
Current Liabilities	$673,137	$892,359
Working Capital (Deficit)	$(599,062)	$(814,927)

Cash Flows

	September 30, 2011	September 30, 2010
Cash Flows from (used in) Operating Activities	$(754,628)	$(426,438)
Cash Flows from (used in) Financing Activities	$667,962	$565,765
Net Increase (decrease) in Cash During Period	$(57,145)	$28,012

Operating Revenues

Operating revenues for the nine months ended September 30, 2011 were $1,095 and is comprised of product sales totaling $1,095.

Operating revenues for the nine months ended September 30, 2010 were $1,110 and is comprised of product sales totaling $1,110.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2011 were $1,878,312 and is comprised of $53,596 in rent, $1,478,692 in selling, general and administrative and $346,024 in research and development.

Operating expenses for the nine months ended September 30, 2010 were $2,307,099 and is comprised of $85,367 in rent, $2,020,005 in selling, general and administrative and $201,727 in research and development.

Net loss for the nine months ended September 30, 2011 was $1,879,456 and is comprised of $1,877,217 loss from operations and $2,239 in interest expense.

Net loss for the nine months ended September 30, 2010 was $2,331,776 and is comprised of $2,305,989 loss from operations and $14,580 in interest expense and $11,207 loss on settlement of debt.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and current asset balance was $74,075 compared to $77,432 as at September 30, 2010. The decrease in current assets of $3,357 is attributed to an increase of $10,476 in cash, an increase of $38 in accounts receivable, an increase of $16,964 in HST/GST refund receivable, a decrease in prepaid expenses of $222 and other current assets of $4 and a decrease in restricted cash of $30,609.

As at September 30, 2011, the Company had current and total liabilities of $673,137 compared with current and total liabilities of $892,359 as at September 30, 2010. The decrease in total liabilities of $219,222 was primarily attributed to a decrease in accounts payable and accrued liabilities, bank loan payable, note payable to a related party and accrued interest, net of increases in indebtedness to related parties and notes payable.

As at September 30, 2011, the Company had a working capital deficit of $599,062 compared with a working capital deficit of $814,927 as at September 30, 2010.  The decrease in working capital deficit was primarily attributed to an increase in HST/GST refund receivable and a reduction in accounts payable and accrued liabilities and note payable to a related party.

Cashflow from Operating Activities

During the period ended September 30, 2011, the Company used $754,628 of cash for operating activities compared to the use of $426,438 of cash for operating activities during the period ended September 30, 2010. The change in net cash used in operating activities is primarily attributed to an increase in operating costs (net of stock-based compensation).

Cashflow from Financing Activities

During the period ended September 30, 2011, the Company received $667,962 of cash from financing activities compared to $565,765 for the period ended September 30, 2010.  The change in cash flows from financing activities is primarily attributed to an increase in proceeds from sale of common stock net of repayment of promissory notes and related party advances.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, the Company issued 1,352,778 shares of common stock for services, to settle outstanding debt and/or for cash.

2.

Subsequent Issuances:

On October 21, 2011, the Company issued 250,000 shares of its common stock each to Mr. Luis Carrillo and to Mr. Wade Huettel, for an aggregate of 500,000 shares, pursuant to that certain Settlement Agreement dated October 21, 2011, as settlement for the $21,900 balance owing to Mr. Carrillo under the terms of those certain Promissory Notes dated December 2, 2010, March 9, 2011 and April 15, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On October 21, 2011, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Luis Carrillo (“Mr. Carrillo”) to settle a $21,900 balance owing to Mr. Carrillo under the terms of those certain Promissory Notes dated December 2, 2010, March 9, 2011 and April 15, 2011, by and through the issuance of an aggregate of 500,000 restricted shares of the Company's common stock, per the terms of the Settlement Agreement.

On October 27, 2011, the Company entered into a Cancellation Agreement with Frank Evanshen (“Mr. Evanshen”) whereby Mr. Evanshen has agreed to cancel and retire any and all outstanding and unexercised stock options to purchase additional shares of the Company’s common stock.

On October 27, 2011, the Company cancelled and retired all outstanding and unexercised stock options to purchase additional shares of the Company’s common stock, held by Peter Knaven.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2010 Share Incentive Plan	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Performance-Based Award Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
10.01	Debt Settlement Agreement between the Company and Richard Kozukan dated January 11, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.02	Consulting Agreement between the Company and Advidea, Inc. dated April 1, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Subscription Agreement between the Company and Ulrich Rutsch dated January 5, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Subscription Agreement between the Company and Michael C. O’Brian dated March 29, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Subscription Agreement between the Company and Pamela A. Vandy dated March 31, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Consulting Agreement between the Company and Douglas A. Glaser dated April 1, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Consulting Agreement between the Company and Mirador Consulting, Inc. dated July 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Consulting Agreement between the Company and Linda Gaal dated August 2, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.10	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.13	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.

10.15	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.16	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.19	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.20	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.21	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.22	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.24	Settlement Agreement between the Company and Luis Carrillo dated October 21, 2011	Filed herewith.
10.25	Cancellation Agreement between the Company and Frank R. Evanshen dated October 27, 2011	Filed herewith.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  November 11, 2011

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  November 11, 2011

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  November 11, 2011

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  November 11, 2011

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director