Form 10-K
period 2011-12-31
WORDLOGIC CORP
filed 2012-04-13
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

WORDLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	000-32865	88-0422023
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1130 West Pender St., Suite 230 Vancouver, BC Canada V6E 2P4
(Address of principal executive offices)
(604) 257-3600
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $11,279,381 based upon the price ($0.19) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “WLGC.OB”

As of April 10, 2012, there were 83,535,606 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1.

BUSINESS

Business Overview

We were incorporated in the State of Nevada on March 30, 1999 under the original name of The AmericanWest.com, Inc.  Pursuant to an agreement and plan of merger dated as of March 11, 2003, we merged with and acquired the assets of WordLogic Corporation, a Delaware corporation.  In anticipation of the closing of the merger, we changed our name to WordLogic Corporation.  WordLogic Corporation, the public Nevada company, was the surviving corporation after the merger.

We are a software company that develops, markets, licenses and sells advanced predictive text solutions designed to accelerate the entry and retrieval of text and information for personal computing devices ranging from small handheld Mobile Devices with touch screen and QWERTY keyboards to desktop computers and tablet PCs.  As efficient text input becomes more important due to the rapid expansion of data such as SMS, email, social networking, and search, the Company seeks to provide a natural input method that could reduce finger movements by over 50%, supply accurate multiple word predictions in just a gesture or two, and help users to control their input and enhance their communication.  The Company's Intelligent Input Platform™ represents a new method for text input that is not solely focused on typing or speaking with speed and accuracy. Rather, as people input, search, text, email, and compose, the Company seeks to help individuals communicate and control their message, enhancing both accuracy and semantics in order to help users create meaning.

Business Development

On January 9, 2007, we developed a new text entry/text messaging input solution for cell phones utilizing our patent pending prediction engine.  This new solution for cell phones is more efficient, user friendly and provides a more compelling text entry interface for users than our existing solutions.  In addition, the functionality and configuration of the technology can be expanded and/or modified to suit a user's or manufacturers' specific needs.

On March 15, 2007, we entered into a worldwide non-exclusive license with Cre8txt Limited of Bolton, United Kingdom.  Cre8txt has developed a keyboard which utilizes the skills of people who already use SMS (Short Message Service) texting on mobile phones.  Texting has become popular in Europe, North America and Asia.  Text message specific abbreviations have been developed which allow certain, experienced users to actually type text faster using a numerical keyboard layout rather than using a traditional computer QWERTY keyboard.  The Cre8txt keyboard is similar to a mobile phone keypad, and will utilize the WordLogic(TM) predictive text technology.  The WordLogic Prediction Engine is a powerful software tool which will predict text selected from a database of frequently used words, and will also be capable of translating SMS Text language into full text.  On July 5, 2007, we delivered the first 1,000 units of our software to Cre8txt Limited of Bolton, UK.

In March 2011, a new finger touchscreen prototype of the Company's WordLogic ™ Predictive Keyboard was nominated for a CTIA Wireless 2011 Emerging Technology Award. The CTIA E-Tech Award category covers new or yet-to-be introduced products that enhance productivity and organization.

In February 2012, the Company entered into an agreement with RPX Corporation (“RPX”), for RPX to license the Company’s advanced predictive input software patents.  Under the terms of the agreement, the Company will receive a $5 million non-dilutive cash payment, while retaining full ownership of its patent portfolio.  RPX Corporation is a provider of patent risk solutions, offering defensive buying, acquisition syndication, patent intelligence and advisory services.  By acquiring patents, RPX helps to mitigate and manage patent risk for its growing client network.

Technology Overview

The WordLogic Predictive Keyboard TM software provides a fast entry system that adapts to a user’s vocabulary and tendencies to predict the next most common letters, words, or phrases used by that individual.  This software incorporates a customizable dictionary, thesaurus, spellchecker, calculator, multilingual symbol capability and fast access to internet sites from within common software applications.  In addition, this software incorporates internet search engines by which a user can highlight a word, press the search key and get the Merriam Webster Dictionary definition of the word.  The Company’s predictive text entry software uses Intelligent Input PlatformTM Technology to make it intuitive, fast, accurate and helpful. The software uniquely features:

•

Intuitive drill-down prediction

•

Exclusive multi-word, phrase and fragment prediction

•

Probable next key color-highlighting

•

Predicts accurately and learns based on individual usage

•

Supports concurrent mixed languages (e.g. English/Spanish/industry terms)

•

Runs on finger touchscreens, QWERTY keyboard and keypads, as well as on some smartphones and feature phones

Below is an image of the software technology prototype.

The Company’s technology enables individuals to effectively input and retrieve text from computer based devices ranging from desktop PCs to handheld mobile devices (e.g. smartphones). The technology is ubiquitous and works completely independent of the primary application. Furthermore, the technology can be customized to meet the individual user's preferences as well as the individual business’ needs to provide access to company specific information and unique terminology. There are a number of features that make the technology unique.

These features include:

1.

Gesturing and WordChunking (advanced predictive input):  The Company’s technology incorporates proprietary Gesturing and WordChunking features developed to increase the speed at which people can type. Generally, users of handheld devices are only able to use their thumbs when typing, which can be limiting and time consuming on either a QWERTY keyboard or a touchscreen. Gesturing increases the ease of text entry, reducing it to a few slight gestures of the fingertip. Our internal testing has found that the use of gesturing may improve mobile text input by three to five times.

WordChunking provides access to longer forms of text and text strings from only a few characters or shorter forms of text. WordChunking can be used to quickly enter complete phrases.  When predicting complete sentences, the Company estimates that WordChunking can increase the speed of text entry by six to seven times.

2.

Dynamic Text:  Another benefit of our software is that formerly static text is turned into dynamic, interactive text. When a term that the software recognizes as being in its dictionary is typed into the device-such as in a document, an instant message, or an email-the text string (the term) is highlighted. If the user clicks or taps the highlighted term, such as "stationary" or "Paris," a menu of choices is presented containing more levels of information related to that term. This information is obtained from Internet and dictionary databases and could include contact information, dictionary definitions, Web searches, or Wikipedia entries, among other data. By default, the software is configured to access Dictionary.com, Thesaurus.com, Encyclopedia.com, and Google.com.

3.

Refined Search:  The Company aims to change the way people interact with the Internet by enabling fast multi-level and multi-word Internet searches. A key competitive advantage of our technology is that it performs deep Internet searches more rapidly, saving time and raising productivity for executives, their staff, and individual consumers. Our software code is built inside the keyboard and not the operating system, a feature that the Company believes is innovative for its industry. With the intelligence built into the keyboard, the software can immediately search databases for any information inputted on the device, bypassing several steps of the traditional search process.

The software incorporates a Web Portal, which functions as a smart Internet research assistant, performing browserless Web searches on highlighted text strings without the user having to open an Internet browser. Our refined searches occur dynamically and in the background without all of the "click-through frustrations" of Internet browsing on handheld devices. Search queries can be refined multiple times before results are returned. For example, typing "Cleve" would automatically suggest "Cleveland" as a possible text completion candidate. If the user selects "Cleveland," further search suggestions automatically appear, such as "hotels," "restaurants," and "automotive." Selecting "automotive" allows the user to further refine the search for "dealerships" and then even to specify which dealer ("Ford") before the search results are displayed. This type of intuitive search simplifies the user's ability to access Web information via mobile or handheld devices, smartphones, and tablet PCs.

The Company’s technology is unique in that it encompasses both the desk top PC and mobile device platforms. This patented technology can improve the way that mobile device users interact with their devices and open the door to new revenue streams as well as provide a competitive advantage against rival companies.

Intellectual Property

We own the copyright of all of the contents of our website, www.WordLogic.com.

On October 21, 2003 we received trademark approval for the mark “WordLogic” under Reg. No. 2,774,468 pending in the United States. A similar trademark application has been approved and registered in Canada under TMA576,700.

Our intellectual property portfolio includes six issued U.S. and European patents and five pending U.S. patent applications, one of which has received a Notice of Allowability from the U.S. Patent and Trademark Office (“USPTO”).

In conjunction with its wholly owned subsidiary, 602531 British Columbia Ltd., the Company holds U.S. patents 7,293,231, 7,681,124, 7,716,579, and 7,921,361, which relate to data entry for personal computing devices. U.S. patent 7,293,231, which the Company believes to be one of its pioneering patents, relates to various methods, systems, devices, and computer-readable media for use in connection with computer-assisted data entry.

Equivalent foreign patents include EP 1171813 (WO 0057265), published under the Patent Cooperation Treaty and accepted by the European Patent Office. EP 1171813 is also accepted in Germany, France, the UK, Italy, Finland, Spain, the Netherlands, and Portugal. Additionally, a patent for a data entry method and system for personal computer and corresponding computer-readable medium is published by the World Intellectual Property Organization as WO 0233527 and by the European Patent Office as EP 1356368.

In addition, the Company has five U.S. patent applications filed in connection with its U.S. patent 7,293,231 related to various aspects of computer-assisted data entry. These entail three divisional patent applications (#11/133,779, #11/134,759, and #11/134,810) and two continuation applications (#11/871,900 and #11/871,904). These applications are also in the name of the Company's subsidiary 602531 British Columbia.

For the Company's pending applications, the USPTO has recently issued a Notice of Allowability for application #11/871,900 related to keyboard prediction and search utilizing gesturing software technology.

We will principally rely upon trademark, copyright, patent, trade secret and contract law to protect our proprietary rights.  We generally intend to enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our products, content and other proprietary information.

Summary of the Company’s Patents and Patent Applications

ISSUED PATENTS
Issued Patent Number	Location	Issue Date	Description
1356368	Europe	Jan. 2008	Data Entry Method and System for Personal Computer, and Corresponding Computer Readable Medium
1171813	Europe	Mar. 2004	Data Entry for Personal Computing Devices
7,293,231	U.S.	Nov. 2007	Data Entry for Personal Computing Devices
7,681,124	U.S.	Mar. 2010	Data Entry for Personal Computing Devices
7,716,579	U.S.	May 2010	Data Entry for Personal Computing Devices
7,921,361	U.S.	April 2011	Data Entry for Personal Computing Devices
PATENT APPLICATIONS
Application Number	Location	Type	Recent USPTO Action
#11/133,779	U.S.	Divisional Patent Application
#11/134,759	U.S.	Divisional Patent Application
#11/134,810	U.S.	Divisional Patent Application
#11/871,900	U.S.	Continuation Application	Notice of Allowability
#11,871,904	U.S.	Continuation Application

A copy of our patents can be obtained from the USPTO web site located at www.uspto.gov or from our website located at www.WordLogic.com, which provides a direct link to the patents.

Product Availability

At present, any platform with a Windows®-based operating system is compatible with our technology, including PCs outfitted with Windows® Vista, Windows® XP, Windows® 2000, or Windows® 7. The Company is also developing software to support Android™-based devices, as Android™ became a market leader with a more than 33% share by the end of 2010 (Source: New York Times January 2011).

Our software is available for licensing by original equipment manufacturers (OEMs) for use in consumer products. In addition, the WordLogic™ Predictive Keyboard can be provided to consumers directly as software hosted on a USB drive. Customers can visit the Store section of our corporate website (http://www.wordlogic.com/store.html) to order the software or to obtain more details of the portable USB product. The product can also be ordered through www.wordlogicusb.com or a call center.

The Company further supplies a CD version, which is designed for installation on one PC desktop. In contrast, the USB drive allows the user to run the software on any PC without requiring an installation. As the software can be accessed from a CD or USB flash drive, it is portable for transport and installation on devices worldwide.

Target Customers

The Company’s target customers will likely include Tier 1 wireless operators in the U.S. as well as smartphone original equipment manufacturers (OEMs). In the telecommunications industry, a Tier 1 wireless carrier entails a company that is the sole operator of its network, indicating that this provider offers a direct connection to the networks it uses to deliver voice and data as well as to the Internet. AT&T Inc. (T-NYSE), Verizon Communications Inc. (VZ-NYSE), Sprint Nextel Corp. (S-NYSE), and T-Mobile USA, Inc. are examples of Tier 1 operators. Conversely, Tier 2 companies may procure a portion of their networks from the Tier 1 carriers, and Tier 3 operators are wholly reliant on the networks of the Tier 1 and Tier 2 firms. In addition to targeting the Tier 1 carriers, the Company intends to market its technology to smartphone OEMs. Examples of smartphone OEMs include Samsung Electronics Co., Ltd., HTC Corp. (2498-TPE), Motorola Mobility Holdings Inc. (MMI-NYSE), and LG Electronics Inc. Customers this size may have the potential to apply the Company’s technology in up to 25 million units annually.

Marketing Strategy

The Company created a new logo in December 2010 and has begun using it on www.wordlogic.com as well as on social networking pages, including the Company's Twitter and Facebook profiles. Integration of the logo into current product demonstrations is also underway.

In January 2011, the Company re-launched its online retail store as part of its website redesign. The goal of the store is to allow customers to buy the desktop version of the product quickly without leaving our website. Additional desktop products are expected to become available for purchase as they are developed in the future.

The Company further refined its website design in March 2011. Aside from increased vibrancy, the new website features email sign-up options to enable customers and other interested parties, such as potential investors and promoters, to receive product updates and Company news via email.

Future retail-based marketing plans include customer email campaigns featuring corporate news and updated product information, external email marketing campaigns to attract new customers, and affiliate marketing. The Company is planning to build a new product demo and potentially a new infomercial that could be utilized for future television advertising campaigns.

Growth Strategy

In addition to further developing its current product offering, much of the Company’s strategy for growth going forward is based on its U.S. and European patents.  As well as leveraging its intellectual property, the Company seeks to increase emphasis on its Intelligent Input PlatformTM, which the Company believes can offer predictive input with a broad range of Internet-enabled control and communication applications.  Other projects in development include expanding and enhancing the Company’s retail product offerings.  Ultimately, the Company believes that it may become an acquisition target for larger companies within the technology sector due to the breadth of its patent portfolio and the novel characteristics of its technology.

The Industry

Smartphones and mobile devices have become a necessity for many professional and non-professional individuals. Touchscreens, email, 3G, 4G, and power-packed mobile applications have resulted in considerable growth of new devices. To this extent, the Company estimates that nearly 75% of phones shipped in the U.S. contain either a QWERTY or touchscreen keyboard. Smartphones in particular are sold at a rate of roughly 300 million per year, which the Company believes could grow by as much as 50% versus 20% for all phones collectively.

Likewise, the PC market represents billions of dollars of equipment that uses text input and millions of consumers who could benefit from refined input and search options. In 2010, 346 million desktop PCs, portable computers, and mini-notebooks were shipped to consumers, a nearly 14% increase over 2009 (Source: International Data Corporation, a provider of market intelligence for the IT, telecommunications, and consumer technology markets). The Company may be of value to PC manufacturers that are seeking innovative advancements to the PC experience in order to remain competitive. Likewise, future versions of the Company's technology could also be incorporated into the growing number of tablet computers entering the marketplace (estimated at over 44 million for 2011).

Further, the information technology (IT) industry is experiencing several related trends: (1) rapid growth of mobile devices; (2) tablets gaining in popularity over netbooks; (3) smartphones becoming more advanced; (4) enterprise workers seeking to use their phones for both business and personal tasks; and (5) increasing developer activity online. Accordingly, there will likely be even greater emphasis on mobile apps going forward, particularly for tablets, and targeted toward enterprise. In many cases, large enterprises are expected to launch apps specific for their workforces, as these companies seek to reduce costs and leverage time and cost efficiencies (Source: The New Wave of App Development from TechNewsWorld™, February 1, 2011).

Outsell, Inc., a research and advisory firm for the publishing and information industries, estimates that the global information industry is valued at $366 billion (Source: 2010 Information Industry Market Size, Share & Forecast Report December 17, 2010). The Company believes that there is considerable unmet need within this market for improved enterprise search tools and, consequently, an opportunity for our technology operating as either a front-end application or as a standalone product.

Competition

The Company believes that speed, ease of use, and a relatively small footprint are advantages of its technology that could further establish the Company as a provider of text input and manipulation software, particularly for mobile phones. However, as the demand for text-savvy phones accelerates, competition among text input solution providers is also increasing. Introducing technology and user interface enhancements is crucial to maintaining a competitive advantage.

Altogether, the predictive technology landscape is considered to be relatively competitive. Yet, within the refined search area, the Company believes that there are fewer competitors because although many developers would like to build the next new application, many do not possess the existing technology and code to do so.

To the Company's knowledge, the most relevant other firm with comparable expertise was Siri (acquired by Apple during 2010), although Google Instant has created considerable interest in the space. The Company expects companies such as Sony Erickson and Nokia to begin accelerating development of innovative applications in order to maintain market share and remain competitive. Additionally, the Company may compete with several product offerings from Nuance Communications, Inc. for mid-priced phones and with makers of predictive input and refined search applications for Google's Android™ devices, Research in Motion Ltd.'s (RIMM-NASDAQ) BlackBerry® products, and any other Windows®-based equipment.

We believe that our software will be competitive in the industry due to its predictive text and advanced search features as well as its application to a range of electronic devices since it is not designed for use solely in one class of phone or for only desktop computers.

Government Regulation

Because we sell products through the Internet, we may be subject to rules and regulations around the world, which will affect our business.  The laws and regulations that govern Internet commerce change rapidly.  Also, because we carry on business in Canada, we are subject to laws regarding employment, taxes and other regulatory issues for our Canadian operations.  The following laws and regulations applicable to Internet commerce and are relevant to our business:

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

The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent.  Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter.  Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome.  While the temporary “sliding scale implementation was due to expire on April 21, 2002, on October 31, 2001, the FTC extended the implementation period through April 21, 2005.  On April 21, 2005, the “sliding scale” mechanism was extended indefinitely.

The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures.  Complying with the new requirements is costly and may dissuade some of our customers from using our products.  While we will attempt to be fully compliant with the FTC requirements, our efforts may not be entirely successful.  In addition, at times, we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA.  If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

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

Conformance to E-Commerce Statutory Requirements for Formation of Contracts.  We intend to conduct e-commerce on our web site, and through affiliated web sites.  The applicable law on online formation of contracts has been unsettled and is evolving.  On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts.  Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts.  We attempt to comply with these laws, but there is no guarantee that we will be successful.  Judicial interpretation of the applicability of these laws could result in customer contracts being set aside or modified.  In that case, our e-commerce revenue could be materially adversely affected.

Sales Tax.  The tax treatment of goods sold over the Internet is currently unsettled.  A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet.  Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce.  While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium expired on November 1, 2003, and has not been re-enacted.  On November 1, 2007, the "Internet Tax Freedom Act Amendment Acts of 2007" was signed into law.  It extends the prohibitions against multiple and discriminatory taxes on electronic commerce until November 1, 2014.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

On June 23, 2010, we entered into a lease agreement for office space located at 1130 West Pender St., Suite 230, Vancouver, BC Canada V6E 4A4.  Since that time, we have not sought to move or change our office site.  Our telephone number remains (604) 257-3600.  Under the lease, we pay a total of $5,919 CAD per month on a month to month basis for 2113ft of corporate office space.  The space we lease is utilized for general office purposes.  It is our belief that the space is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is currently quoted on the OTC Bulletin Board.  Our Common Stock has been quoted on the OTC Bulletin Board trading under the symbol “WLGC.OB” since since April 14, 2003.  Because we are quoted on the OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2010 through December 31, 2011, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 – High	$0.36	$0.28	$0.21	$0.15
2011 – Low	$0.12	$0.15	$0.10	$0.08
2010 – High	$0.31	$0.208	$0.41	$0.54
2010 – Low	$0.092	$0.08	$0.042	$0.15

Record Holders

As of April 10, 2012, an aggregate of 83,535,606  shares of our Common Stock were issued and outstanding and were owned by approximately 121 holders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 14, 2010, the Company registered on Form S-8 the 2010 Share Incentive Plan, under which the Company is authorized to issue up to ten million (10,000,000) shares of the Company’s Common Stock to the Company’s employees, executives and consultants.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011	December 31, 2010
Current Assets	$ 52,979	$120,060
Current Liabilities	$686,878	$852,358
Working Capital (Deficit)	$(633,899)	$(732,298)

Cash Flows

	December 31, 2011	December 31, 2010
Cash Flows from (used in) Operating Activities	$(917,798)	$(681,105)
Cash Flows from (used in) Financing Activities	$848,238	$890,549
Net Increase (decrease) in Cash During Period	$(61,165)	$ 65,024

Operating Revenues

Operating revenues for the twelve months ended December 31, 2011 were $4,076 and is comprised of product sales totaling $4,076.

Operating revenues for the twelve months ended December 31, 2010 were $1,022 and is comprised of product sales totaling $1,022.

Operating Expenses and Net Loss

Operating expenses for the twelve months ended December 31, 2011 were $1,987,410 and is comprised of $71,164 in rent, $1,556,967 in selling, general and administrative and $359,279 in research and development.

Operating expenses for the twelve months ended December 31, 2010 were $5,021,017 and is comprised of $103,180 in rent, $4,624,567 in selling, general and administrative and $293,270 in research and development.

Net loss for the twelve months ended December 31, 2011 was $2,132,373 and is comprised of $1,983,334 loss from operations, $11,250 bad debts, $7,689 in interest expense and $130,100 loss on settlement of debt.

Net loss for the twelve months ended December 31, 2010 was $4,745,811 and is comprised of $5,019,995 loss from operations and $16,036 in interest expense and $290,220 gain on settlement of debt.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash and current asset balance was $52,979 compared to $120,060 as at December 31, 2010.  The decrease in current assets of $67,081 is attributed to decreases of $34,680 in cash, $37 in accounts receivable, $5,598 in HST/GST refund receivable, $276 in prepaid expenses, $5 in other current assets and $26,485 in restricted cash.

As at December 31, 2011, the Company had current and total liabilities of $686,878 compared with current and total liabilities of $852,358 as at December 31, 2010.  The decrease in total liabilities of $165,480 is attributed to decreases of $37,750 in accounts payable and accrued liabilities, $69,248 in indebtedness to related parties, interest payable of $13,996 and notes payable of $47,400, net of an increase in bank loans payable of $2,914.

As at December 31, 2011, the Company had a working capital deficit of $633,899 compared with a working capital deficit of $732,298 as at December 31, 2010.  The decrease in working capital deficit was primarily attributed to a reduction in accounts payable and accrued liabilities, indebtedness to related parties and notes payable.

Cashflow from Operating Activities

During the year ended December 31, 2011, the Company used $917,798 of cash for operating activities compared to the use of $681,105 of cash for operating activities during the year ended December 31, 2010.  The change in net cash used in operating activities is primarily attributed to an increase in operating costs (net of stock-based compensation).

Cashflow from Financing Activities

During the year ended December 31, 2011, the Company received $848,238 of cash from financing activities compared to $890,549 for the year ended December 31, 2010.  The change in cash flows from financing activities is primarily attributed to an increase in proceeds from sale of common stock net of repayment of promissory notes and related party advances.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORDLOGIC CORPORATION

(A Development Stage Company)

For the Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WordLogic Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of WordLogic Corporation (A Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the twelve month periods then ended.  Theses financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 13, 2012

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2011	December 31, 2010

Assets

Current Assets

Cash	$14,787	$49,467
Restricted cash (Note 3)	10,865	37,350
Accounts receivable	–	37
HST/GST refund receivable	14,840	20,438
Employee advances	216	221
Prepaid expenses	12,271	12,547

Total Current Assets	52,979	120,060

Property and equipment, net of accumulated depreciation (Note 4)	1,896	2,672

Total Assets	$54,875	$122,732

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	$461,013	$498,763
Bank loans payable (Note 5)	38,074	35,160
Indebtedness to related parties (Note 6)	147,437	216,685
Accrued interest	34,354	48,350
Notes payable (Note 7)	6,000	53,400

Total Current Liabilities	686,878	852,358

Total Liabilities	686,878	852,358

Stockholders’ Deficit

Common stock, $.001 par value; 100,000,000 shares authorized, 82,500,606 and 67,798,786 shares issued and outstanding, respectively (Note 8)	82,501	67,799
Additional paid-in capital	22,946,272	20,729,373
Stock receivable	(10,000)	–
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(20,759,962)	(18,627,589)
Accumulated other comprehensive loss	(625,960)	(634,355)

Total Stockholders’ Deficit	(632,003)	(729,626)

Total Liabilities and Stockholders’ Deficit	$54,875	$122,732

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2011 (Unaudited)	December 31, 2011	December 31, 2010

Revenues
Product sales	$25,757	$4,076	$1,022
Royalty revenue	32,962	–	–

Total Revenues	58,719	4,076	1,022

Operating expenses
Rent, related party (Note 6)	828,363	71,164	103,180
Selling, general and administrative (Note 6)	17,367,339	1,556,967	4,624,567
Research and development	2,925,737	359,279	293,270

Total Operating Expenses	21,121,439	1,987,410	5,021,017

Loss from Operations	(21,062,720)	(1,983,334)	(5,019,995)

Other income (expenses)

Bad debts	(11,250)	(11,250)	–
Interest income	1,760	–	–
Interest expense:
Related parties	(84,152)	–	(8,503)
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(443,258)	(7,689)	(7,533)
Gain on derivative liability	142,861	–	–
Gain (loss) on settled liabilities	(757,960)	(130,100)	290,220

Loss Before Income Taxes and Extraordinary Item	(22,359,962)	(2,132,373)	(4,745,811)

Income tax provision	–	–	–

Loss Before Extraordinary Item	(22,359,962)	(2,132,373)	(4,745,811)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Loss	$(20,759,962)	$(2,132,373)	$(4,745,811)

Other Comprehensive Income

Net Gain/(Loss) of Foreign Currency Translation	(625,960)	8,395	(144,420)

Net Comprehensive Income	$(21,385,922)	$(2,123,978)	$(4,890,231)

Basic and diluted loss per share		$(0.03)	$(0.10)

Weighted average common shares outstanding		73,623,959	48,048,274

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2011 (Unaudited)	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(20,759,962)	$(2,132,373)	$(4,745,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	11,250	11,250	–
Depreciation and amortization	61,781	667	5,617
Common stock issued for services and payables	986,092	938,635	–
Stock-based compensation	12,107,622	83,644	4,254,752
Amortization of debt discount	145,243	–	–
Loss (gain) on settled liabilities	822,600	130,100	(290,220)
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	35,923	5,635	(14,500)
Employee advances	(15,584)	5	(12)
Prepaid expenses	(12,271)	276	(12,547)
Bank overdraft	–	–	–
Accounts payable and accrued liabilities	673,881	58,359	186,687
Accrued interest payable	65,117	(13,996)	(65,071)

Net cash used in operating activities	(6,021,169)	(917,798)	(681,105)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–

Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Proceeds from related party advances	1,318,126	–	123,869
Repayment of related party advances	(883,463)	(69,248)	–
Proceeds from promissory notes issued to related parties	411,509	–	7,279
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	993,120	17,000	62,900
Repayment of other promissory notes	(443,220)	–	(17,511)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	17,058	–
Repayment of line of credit	(22,585)	(14,144)	(8,441)
Proceeds from stock options and warrants exercised	532,915	–	80,100
Proceeds from sale of common shares	5,250,680	897,572	642,353

Net cash provided by financing activities	6,698,193	848,238	890,549

Effect of exchange rate changes on cash	(625,960)	8,395	(144,420)

Net change in cash	24,122	(61,165)	65,024

Cash, beginning of period	1,530	86,817	21,793

Cash, end of period	$25,652	$25,652	$86,817

Non-Cash Information:
Cashless exercise of warrants	$275	$187	$–
Stock issued to settle notes payable plus accrued interest	$1,445,853	$160,400	$295,821
Line of credit converted to bank loan	$44,359	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$212,931	$5,298	$3,534

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

						Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Loss	Total
		$	$	$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	-	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	-	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	-	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	-	–	–	(270,371)	(270,371)

Balance, December 31, 2003	21,863,664	21,864	1,501,519	-	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	-	–	–	–	47,457
Common stock options granted	–	–	10,344	-	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	(97,095)	(97,095)

Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	540,000
Common stock options granted	–	–	204,458	-	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	(2,930)	(2,930)

Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	-	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	-	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	-	–	–	4,940	4,940

Balance, December 31, 2006	24,481,584	24,482	4,323,162	-	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

Balance, December 31, 2006 (continued)	24,481,584	24,482	4,323,162	-	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	-	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	-	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	-	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	-	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	-	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	-	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	-	–	–	–	–
Common stock options and warrants vested	–	–	439,393	-	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	-	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	-	–	–	(103,990)	(103,990)

Balance, December 31, 2007	28,102,617	28,103	6,077,623	-	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	-	–	–	–	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	-	–	–	–	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	-	–	–	–	50,000

Continued

F-6

Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	-	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	-	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	-	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	-	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	-	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	-	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	-	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	-	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	-	–	–	–	2,361,327
Comprehensive loss:				-
Net loss	–	–	–	-	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	-	–	–	91,309	91,309

Balance, December 31, 2008	34,222,996	34,223	11,371,182	-	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	(115,604)	(115,604)

Balance, December 31, 2009	40,916,384	40,916	15,428,747	-	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	-	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	-	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	-	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	400,000

Continued

F-7

Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	(144,420)	(144,420)

Balance, December 31, 2010	67,798,786	67,799	20,729,373	-	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	157,700
Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	71,250

Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	83,647
Stock receivable	–	–	-	(10,000)	–	–	–	(10,000)

Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)

(The accompanying notes are an integral part of the consolidated financial statements.)

F-8

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2011 the Company has a working capital deficiency of $633,899 and has incurred losses of $20,759,962 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at December 31, 2011 and 2010, respectively.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the years ended December 31, 2011 and 2010.

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

The Company has not established a formal policy affecting warranty or returns.  No estimate of returns from sales has been made.

l)

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10 35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l) Fair Value for Financial Assets and Financial Liabilities (Continued)

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended December 31, 2011.

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

o)

Loss per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2011, there were 4,540,000 vested common stock options and warrants outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

p)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the years ended December 31, 2011 and 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q)

Advertising Costs

Advertising costs are charged to operations as incurred.

r)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

r) Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

s)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

RESTRICTED CASH

As of December 31, 2011 and 2010 we had restricted cash balances of $10,865 and $37,350, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of December 31, 2011 $	Net Carrying Amount as of December 31, 2011 $	Net Carrying Amount as of December 31, 2010 $
Office equipment	3,795	3,531	264	337
Computer equipment	139,010	138,426	584	995
Computer software	6,972	6,972	-	-
Furniture and fixtures	14,996	13,948	1,048	1,340

	164,773	162,877	1,896	2,672

Depreciation expense totalled $667 and $5,617 for the years ended December 31, 2011 and 2010, respectively.

5.

BANK LOANS PAYABLE

Represents loans from the Royal Bank of Canada, repayable upon demand, as follows:

a.

In the amount of CDN$24,950 (US$24,533) as at December 31, 2011 (CDN$34,970 (US$35,160) as at December 31, 2010), requiring monthly blended payments of CDN$835 (US$821) including principal and interest at 4.25% per annum.  Proceeds of the loan were used to fully repay and discharge a line of credit in the amount of CDN$50,000 (US$49,165).  The loan is secured by a personal guarantee of an officer of the Company.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

5.

BANK LOANS PAYABLE (Continued)

b.

In the amount of CDN$13,747 (US$13,541) as at December 31, 2011 (CDN$nil (US$nil) as at December 31, 2010), requiring monthly blended payments of CDN$1,540 (US$1,514) including principal and interest at 5.02% per annum.  Proceeds of the loan were used to fully repay and discharge a corporate visa in the amount of CDN$18,218 (US$17,914).  The loan is secured by a personal guarantee of an officer of the Company.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a)

The Company entered into an agreement with a private company controlled by a director to rent office premises requiring monthly lease payments of $CAD 13,846, which expired June 30, 2010. Office rent incurred by the Company with this private company totaled $nil ($CAD nil) and $80,225 ($CAD 83,078) for the years ended December 31, 2011 and 2010, respectively.

b)

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2012. Management fees incurred by the Company totaled $365,202 ($CAD 360,000) and $193,132 ($CAD 200,000) for the years ended December 31, 2011 and 2010, respectively.  As at December 31, 2011 the amount owing to this private company totaled $105,100.

c)

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $31,255 ($CAD 31,786) and $31,958 ($CAD 31,786) at December 31, 2011 and 2010, respectively. Interest expense on the note during the years ended December 31, 2011 and 2010 totalled $nil ($CAD nil) and $8,503 ($CAD 8,805), respectively.

d)

During the years ended December 31, 2011 and 2010 the Company incurred accounting fees of $32,970 and $32,520 with a private company of which an officer is also an officer, respectively.  As at December 31, 2011, the amount owing to this private company totaled $42,337.

e)

During the years ended December 31, 2011 and 2010, the Company incurred $146,081 and $98,176 with a former officer for wages and salaries, respectively.

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010. During the year ended December 31, 2011, the Company received further proceeds of $17,000 and settled $21,900 of loans through the issuance of shares of its common stock, leaving a balance owing of $6,000 at December 31, 2011.  The note bears interest at 10% per annum, which totaled $3,099, which remained outstanding at December 31, 2011.

Interest expense on the note during the years ended December 31, 2011 and 2010 totaled $2,331 and $nil, respectively.

During the year ended December 31, 2010, the Company received proceeds of $42,500 on an unsecured promissory note, which remained outstanding at December 31, 2010.  During the year ended December 31, 2011, the Company settled the loans through the issuance of shares of its common stock, leaving no balance owing at December 31, 2011.  The note bears interest at 10% per annum, with no interest outstanding at December 31, 2011.

Interest expense on the note during the years ended December 31, 2011 and 2010 totaled $nil and $nil, respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

8.

COMMON STOCK

For the year ended December 31, 2011:

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

COMMON STOCK (Continued)

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

COMMON STOCK (Continued)

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

ww)

In October 2011, the Company issued 10,000 shares of its common stock at $0.15 per share for services rendered by a consultant valued at $1,500 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

8.

COMMON STOCK (Continued)

xx)

Also in October 2011, the Company issued 115,000 shares of its common stock at $0.12 per share for services rendered by consultants valued at $13,800 based on the price on the date of grant.

yy)

Also in October 2011, the Company conducted a private placement offering whereby it issued 15,000 shares of its common stock at $0.10 per share for proceeds of $1,500.

zz)

Also in October 2011, the Company conducted a private placement offering whereby it issued 150,000 units at a price of $0.10 per share for total proceeds of $15,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

aaa)

Also in October 2011, the Company settled outstanding debt totalling $21,900 through the issuance of 500,000 shares of the Company’s common stock at a price recorded at the market price on the date of grant, being $0.125 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished of $40,600.

bbb)

In November 2011, the Company issued 10,000 shares of its common stock at $0.12 per share for services rendered by a consultant valued at $1,200 based on the price on the date of grant.

ccc)

Also in November 2011, the Company conducted a private placement offering whereby it issued 150,000 shares of its common stock at $0.10 per share for proceeds of $15,000.

ddd)

Also in November 2011, the Company conducted a private placement offering whereby it issued 200,000 units at a price of $0.10 per share for total proceeds of $20,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

eee)

In December 2011, the Company conducted a private placement offering whereby it issued 850,000 units at a price of $0.10 per share for total proceeds of $75,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.  Proceeds of $10,000 in connection with 100,000 of the units issued, remain receivable as at December 31, 2011.

fff)

Also in December 2011, the Company issued 100,000 shares of its common stock at $0.105 per share for services rendered by a consultant valued at $10,500 based on the price on the date of grant.

For the year ended December 31, 2010:

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

COMMON STOCK (Continued)

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

COMMON STOCK (Continued)

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

z)

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

cc)

Also in June 2010, the Company issued 100,000 shares of its common stock at $0.14 per share for services rendered by consultants valued at $14,000 based on the price on the date of grant.

dd)

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

hh)

Also in July 2010, the Company issued 100,000 shares of its common stock at $0.10 per share for services rendered by consultants valued at $10,000 based on the price on the date of grant.

ii)

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

ll)

Also in August 2010, the Company issued 400,000 shares of its common stock registered on Form S-8 at $0.07 per share for services rendered by a consultant valued at $28,000 based on the price on the date of grant.

mm)Also in August 2010, the Company issued 250,000 shares of its common stock at $0.08 per share for services    rendered by consultants valued at $20,000 based on the price on the date of grant.

nn)

In September 2010, the Company issued 10,000 shares of its common stock at $0.08 per share for services rendered by a consultant valued at $800 based on the price on the date of grant.

oo) Also in September 2010, the Company issued 800,000 shares of its common stock registered on Form S-8 at $0.08 per share for services rendered by consultants valued at $64,000 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

8.

COMMON STOCK (Continued)

pp) Also in September 2010, the Company issued 2,400,000 shares of its common stock at $0.05 per share for services rendered by a consultant valued at $120,000 based on the price on the date of grant.

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

xx)

Also in September 2010, the Company issued 100,000 shares of its common stock at $0.33 per share for services rendered by consultants valued at $33,000 based on the price on the date of grant.

yy)

In October 2010, the Company issued 10,000 shares of its common stock at $0.35 per share for services rendered by a consultant valued at $3,500 based on the price on the date of grant.

zz)

Also in October 2010, the Company issued 92,321 shares of its common stock at $0.31 per share for services rendered by a consultant valued at $28,620 based on the price on the date of grant.

aaa) Also in October 2010, the Company settled $75,000 of an outstanding promissory note owing to a former director through the issuance of 375,000 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.20 per share.

bbb)Also in October 2010, the Company conducted a private placement offering whereby it issued 366,666 shares of its common stock at $0.15 per share for total proceeds of $55,000.

ccc) Also in October 2010, the Company issued 133,332 shares of its common stock at $0.39 per share for services rendered by consultants valued at $52,000 based on the price on the date of grant. These shares were issued to close relatives of an officer of the Company.

ddd) Also in October 2010, the Company conducted a private placement offering whereby it issued 300,000 shares of its common stock at $0.15 per share for total proceeds of $45,000.

eee) Also in October 2010, the Company issued 50,000 shares of its common stock at $0.33 per share for services rendered by a consultant valued at $16,500 based on the price on the date of grant.

fff)  Also in October 2010, the Company issued 100,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $35,000 based on the price on the date of grant.

ggg) In November 2010, the Company issued 10,000 shares of its common stock at $0.30 per share for services rendered by a consultant valued at $3,000 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

8.

COMMON STOCK (Continued)

hhh) Also in November 2010, the Company issued 2,500,000 shares of its common stock at $0.16 per share for services rendered by consultants valued at $400,000 based on the price on the date of grant.

iii)

Also in November 2010, the Company settled $25,000 of an outstanding promissory note and $50,0000 in wages owing to a former director through the issuance of 500,000 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.15 per share.

jjj)

In November 2010, the Company issued 200,000 shares of its common stock at $0.28 per share for services rendered by a consultant valued at $56,000 based on the price on the date of grant.

kkk) Also in November 2010, the Company issued 150,000 shares of its common stock at $0.29 per share for services rendered by consultants valued at $43,500 based on the price on the date of grant.

lll)

In December 2010, the Company conducted a private placement offering whereby it issued 53,333 shares of its common stock at $0.15 per share for total proceeds of $7,874.

mmm) Also in December 2010, the Company issued 210,000 shares of its common stock at $0.35 per share for services rendered by consultants valued at $73,500 based on the price on the date of grant.

nnn) Also in December 2010, the Company settled $9,500 of an outstanding promissory note through the issuance of 63,334 shares of the Company's common stock at a price recorded at the market price on the date of grant, being $0.15 per share.

ooo) Also in December 2010, the Company issued 500,000 shares of its common stock at $0.15 per share related to the exercise of stock options to a consultant for total proceeds of $75,000.

ppp) Also in December 2010, the Company conducted a private placement offering whereby it issued 309,000 shares of its common stock at $0.15 per share for total proceeds of $46,350.

qqq) Also in December 2010, the Company issued 100,000 shares of its common stock at $0.30 per share for services rendered by consultants valued at $30,000 based on the price on the date of grant.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	1,768,555	0.72	–
Issued	1,834,000	0.16	0.37
Exercised	–	–	–
Expired/Cancelled	(1,025,000)	–	–

Balance, December 31, 2010	2,577,555	0.20	1.58
Issued	9,137,600	0.14	1.54
Exercised	–	–	–
Expired/Cancelled	(456,055)	–	–

Outstanding, December 31, 2011	11,259,100	0.13	1.62

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  On May 14, 2010, the Company adopted the 2010 Share Incentive Plan on Form S-8 under which the Company is authorized to issue up to 10,000,000 registered shares of its common stock to qualified persons.

For the year ended December 31, 2011:

The Company did not grant any options during the year ended December 31, 2011.

For the year ended December 31, 2010:

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

On October 13, 2010, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to a director and officer. The options carry an exercise price of $0.30 per share and vested immediately. The options expire October 13, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.33. During the year ended December 31, 2010, the Company recorded stock-based compensation of $669,263 as a general and administrative expense in connection with these options.

On November 1, 2010, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.30 per share and vested immediately. The options expire November 1, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.25. During the year ended December 31, 2010, the Company recorded stock-based compensation of $254,689 as a general and administrative expense in connection with these options.

Also on November 1, 2010, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.30 per share and vested immediately. The options expire November 1, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.25. During the year ended December 31, 2010, the Company recorded stock-based compensation of $509,379 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

9.

STOCK-BASED COMPENSATION (continued)

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2011 and 2010 were $nil and $0.24 per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2011	December 31, 2010

Expected dividend yield	-	0%
Risk-free interest rate	-	0.59%
Expected volatility	-	154.37%
Expected option life (in years)	-	2.81

The total intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	16,496,517	$ 0.48

Granted	-	-
Exercised	(250,000)	$ 0.05
Expired/Cancelled	(11,706,517)	$ 0.41

Outstanding, December 31, 2011	4,540,000	$ 0.69	1.91	$nil

Exercisable, December 31, 2011	4,540,000	$ 0.69	1.91	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2011, and changes during the years ended December 31, 2011, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	420,000	$0.20
Granted	-	-
Vested	(420,000)	$0.20

Nonvested at December 31, 2011	-	-

As at December 31, 2011 there was $nil total unrecognized compensation cost related to nonvested share-based compensation arrangements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

10.

INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases.  The deferred tax assets are as follows:

	2011	2010

Deferred tax assets	$2,062,311	$1,761,754
Valuation allowance	(2,062,311)	(1,761,754)

Net future income taxes	–	–

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

Our operating loss carry-forwards $6,065,622 at December 31, 2011, $5,181,628 at December 31, 2010) will begin to expire in 2028.

11.

SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company conducted a private placement offering whereby it issued 1,035,000 units at a price of $0.10 per share for total proceeds of $103,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.

We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an independent financial expert on our Board of Directors in the next fiscal year.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

 ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names, ages, date of appointment and other public company directorships of our current directors and officers.

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Frank R. Evanshen, 63	President, Chief Executive Officer and Director	From May 27, 2003 to present	None
Darrin McCormack, 46	Chief Financial Officer	From August 13, 2007 to present	None
T. Allen Rose, 55	Secretary, Treasurer and Director	May 27, 2003 to present	None

Term of Office

Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she dies, resigns or is removed from office.  Each director of the Company serves for a term of one (1) year until our next annual meeting of the shareholders or unless they die, resign or are removed earlier.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Franklin R. Evanshen has been the President, Chief Executive Officer and a Director of the Company since May 27, 2003.  Mr. Evanshen has been a venture capitalist and merchant banker for over 25 years and has extensive experience in raising capital for private and public ventures. He received his Bachelor of Arts from Loyola College in Montreal in 1970.

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

T. Allen Rose has served as a Director and the Chief Financial Officer, Secretary and Treasurer of the Company since May 27, 2003.  Mr. Rose resigned as our Chief Financial Officer on August 13, 2007. Mr. Rose is a Chartered Accountant and has been in senior financial management for numerous private and public companies since 1983. He received his Bachelor of Commerce in Finance & Accounting from McMaster University in Hamilton, Ontario in 1979.

Significant Employees

Other than the officers and directors described above, we do not expect any other individuals to make a significant contribution to our business.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee

We established a separately-designated standing audit committee on February 19, 2008.  The committee consists of Darrin McCormack, our Chief Financial Officer and T. Allen Rose, a Director, Secretary and Treasurer.  However, Darrin McCormack, the financial expert serving on our audit committee, is also our Chief Financial Officer; therefore, he is not an independent member of our committee.  Further, T. Allen Rose is not an independent member of our committee, as he is also an officer of the Company.  Due to the lack of an independent member, the Company’s audit committee does not function as an audit committee should since there is a lack of independent directors on the committee and the Board of Directors has not identified an audit committee financial expert (as defined in Item 407 of Regulation S-K), who is knowledgeable about reporting and financial statements requirements, to serve on the audit committee due to the Company’s inability to attract such a person.

The Company intends to establish a new audit committee of the Board of Directors that shall consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the years ending December 31, 2011 and 2010.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Franklin Evanshen President, CEO and Director	2011	nil	nil	nil	nil	nil	nil	$365,202	$365,202
	2010	nil	nil	$780,000 (1)	$669,263 (2)	nil	nil	$193,132(3)	$1,532,961
Darrin McCormack CFO	2011	nil	nil	$41,000	Nil	nil	nil	$32,970	$73,970
	2010	nil	nil	$12,000	nil	nil	Nil	$20,520(4)	$32,520
Peter Knaven Former Senior Vice President, Chief Technology Officer and Director (5)	2011	$146,081	nil	nil	nil	nil	nil	nil	$146,081
	2010	$98,175	nil	$36,000	$509,379 (6)	nil	nil	nil	$562,527
T. Allen Rose Secretary, Treasurer, Director and Former CFO	2011	nil	nil	nil	Nil	nil	nil	nil	nil
	2010	nil	nil	nil	Nil	nil	nil	nil	nil
James P. Yano Chief Operations Officer (7)	2011	nil	nil	$18,000	nil	nil	nil	nil	$18,000
	2010	nil	nil	$30,500	nil	nil	nil	nil	$30,500

(1)	In September 2010, the Company issued 3,000,000 shares of its common stock at $0.26 per share, valued at $780,000 based on the price on the date of grant, to Mr. Evanshen for services rendered.
(2)

On October 13, 2010, the Company granted to Mr. Evanshen options to purchase a total of 2,000,000 shares of the Company’s common stock. The options carry an exercise price of $0.30 per share and vested immediately. The options expire October 13, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.33. During the year ended December 31, 2010, the Company recorded stock-based compensation of $669,263 as a general and administrative expense in connection with these options.

On October 27, 2011, the Company entered into a Cancellation Agreement with Mr. Evanshen, pursuant to which one hundred percent (100%) of Mr. Evanshen’s outstanding and unexercised Accrued Options to purchase shares of common stock of the Company were terminated and cancelled in their entirety.

(3)

Represents management consulting fees paid to Meridian Capital Corp. (“MCC”). MCC, a company controlled by Franklin R. Evanshen, has a management agreement with the Company for services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $30,433 ($30,000 CAD) for services rendered.

(4)

Represents amounts incurred with D. McCormack & Company Inc., a company of which Darrin McCormack is an officer, for accounting and financial management services provided personally by Mr. McCormack in his role as Chief Financial Officer.  Under the agreement, fees are charged at approximately $111 ($110 CAD) per hour.

(5)

Peter Knaven is our former Senior Vice President, Chief Technology Officer and Director.  Mr. Knaven had an Employment Agreement with the Company for his employment as a Software Programmer and Developer. The Agreement provided for Mr. Knaven to be paid approximately $16,231 ($16,000 CAD) per month in exchange for his services.  During the year ended December 31, 2010, Mr. Knaven resigned as a Director of the Company.  During the year ended December 31, 2011, Mr. Knaven resigned as Senior Vice President, Chief Technology Officer.

(6)

On November 1, 2010, the Company granted options to Mr. Knaven to purchase a total of 2,000,000 shares of the Company’s common stock. The options carry an exercise price of $0.30 per share and vested immediately. The options expire November 1, 2013. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $0.25. During the year ended December 31, 2010, the Company recorded stock-based compensation of $509,379 as a general and administrative expense in connection with these options.

During the year ended December 31, 2011, the Company entered into a Cancellation Agreement with Mr. Knaven, pursuant to which one hundred percent (100%) of Mr. Knaven’s outstanding and unexercised Accrued Options to purchase shares of common stock of the Company were terminated and cancelled in their entirety.

(7)

James P. Yano is our former Chief Operations Officer.  According to that certain Consulting Agreement entered into by and between the Company and Mr. Yano, Mr. Yano shall serve as Chief Operations Officer of the Company from October 1, 2008 until September 30, 2011 in exchange for a monthly salary of $18,000 and options to purchase 1,500,000 shares of the Company’s Common Stock (the “Options”) with the following conditions:

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

Mr. Yano’s Consulting Agreement was amended on October 1, 2009. According to the amended agreement, the monthly salary of $18,000 was cancelled; however, Mr. Yano was to continue his services and will remain entitled to the above Options. Subsequently, Mr. Yano resigned as the Company’s Chief Operations Officer.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2011.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Franklin R. Evanshen	Nil	Nil	Nil	Nil	n/a

Darrin McCormack	100,000 200,000 100,000	Nil Nil Nil	Nil Nil Nil	$0.27 $0.52 $0.30	Mar. 6, 2014 Apr. 27, 2014 Oct. 29, 2012
Peter Knaven	Nil	Nil	Nil	Nil	n/a

James P. Yano	200,000 1,100,000	Nil Nil	Nil 900,000	$0.80 $0.40	Sep 30, 2013 Sep. 30, 2013 (1)
T. Allen Rose	250,000	Nil	Nil	$0.80	Aug. 18, 2013

(1)

The options will vest at a rate of 40,000 per month, with any remainder vesting on September 30, 2011.  Vested Options will expire 24 months after vesting.  All options, whether vested or unvested, will expire upon the delivery of notice of the termination of the Consulting Agreement with Mr. Yano.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock, owned beneficially as of April 10, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 10, 2012, there were 83,535,606 common shares, 4,540,000 shares issuable upon exercise of stock purchase options, and 11,259,100 shares issuable upon exercise of stock purchase warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)(%)
Franklin R. Evanshen (3) 1280 Braeside Street W. Vancouver BC Canada V7T 2L2	Common	9,864,059 (4)	9.93%
Darrin McCormack (5) 1729 Pavenham Rd. Cowichan Bay BC, Canada V0R 1N1	Common	330,000 (6)	0.33%
T. Allen Rose (7) 2400 – 650 W. Georgia St. Vancouver, BC Canada V6B 4N7	Common	260,000 (8)	0.26%
All Officers and Directors as a Group (3 Persons)	Common	10,454,059	10.52%
Harold Gunn 1116 Ironwork Passage Vancouver British Columbia V6H 3P1	Common	6,054,836	6.10%

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

(2)

Based on 83,535,606 issued and outstanding shares of Common Stock as of April 10, 2012 plus shares issuable upon exercise of options and warrants.

(3)

Franklin R. Evanshen is the President, Chief Executive Officer, and a Director of the Company.

(4)

Includes 9,858,383 common shares held under his own name, and 5,676 common shares held by MCC Meridian Capital Corp., a company controlled by Franklin R. Evanshen.

(5)

Darrin McCormack is the Chief Financial Officer of the Company.  His beneficial ownership includes 330,000 common shares.

(6)

Includes 70,000 common shares and options to purchase 400,000 shares of our common stock.

(7)

T. Allen Rose is the Secretary, Treasurer and a Director of the Company.

(8)

Includes 10,000 common shares and options to purchase 250,000 shares of our common stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, neither Frank R. Evanshen nor T. Allen Rose is an independent director because they are also executive officers of the Company.

Related Party Transactions

We have entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2012. Management fees incurred by the Company totaled $365,202 ($CAD 360,000) and $193,132 ($CAD 200,000) for the years ended December 31, 2011 and 2010, respectively.  As at December 31, 2011 the amount owing to this private company totaled $105,100.

During the years ended December 31, 2011 and 2010 the Company incurred accounting fees of $32,970 and $32,520 with a private company of which an officer is also an officer, respectively.  As at December 31, 2011, the amount owing to this private company totaled $42,337.

During the years ended December 31, 2011 and 2010, the Company incurred $146,081 and $98,176 with a former officer for wages and salaries, respectively.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$26,434	$30,909
Audit-related fees	$nil	$ nil
Tax fees	$nil	$ nil
All other fees	$nil	$ nil
Total	$26,434	$30,909

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $26,434 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $30,909 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2010 Share Incentive Plan	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Performance-Based Award Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
10.01	Debt Settlement Agreement between the Company and Richard Kozukan dated January 11, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.02	Consulting Agreement between the Company and Advidea, Inc. dated April 1, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Subscription Agreement between the Company and Ulrich Rutsch dated January 5, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Subscription Agreement between the Company and Michael C. O’Brian dated March 29, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Subscription Agreement between the Company and Pamela A. Vandy dated March 31, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Consulting Agreement between the Company and Douglas A. Glaser dated April 1, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.

10.07	Consulting Agreement between the Company and Mirador Consulting, Inc. dated July 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Consulting Agreement between the Company and Linda Gaal dated August 2, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.10	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.13	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.15	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.16	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.19	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.20	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.21	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.22	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.24	Settlement Agreement between the Company and Luis Carrillo dated October 21, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.25	Cancellation Agreement between the Company and Frank R. Evanshen dated October 27, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note to Luis Carrillo for $3,500 dated February 27, 2012	Filed herewith.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

WORDLOGIC CORPORATION

Dated: April 12, 2012	/s/ Franklin Evanshen
By: Franklin Evanshen
Its: President and Chief Executive Officer

Dated: April 12, 2012	/s/ Darrin McCormack
By: Darrin McCormack
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 12, 2012	/s/ Franklin Evanshen
Franklin Evanshen, Director

Dated: April 12, 2012	/s/ T. Allen Rose
T. Allen Rose, Director