Form 10-Q
period 2012-03-31
WORDLOGIC CORP
filed 2012-05-18
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-32865

WORDLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0422023
(State of incorporation)	(I.R.S. Employer Identification No.)

1130 West Pender St., Suite 230

Vancouver, BC Canada V6E 4A4

(Address of principal executive offices)

(604) 257-3660

(Registrant’s telephone number)

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

(Not required) Yes   X  . No      .

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

Yes      . No   X  .

As of May 16, 2012, there were 83,735,606 shares of the registrant’s $0.001 par value common stock issued and outstanding.

WORDLOGIC CORPORATION*

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31, 2012 (Unaudited)	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$3,643,543	$14,787
Restricted cash (Note 3)	34,867	10,865
HST/GST refund receivable	55,275	14,840
Employee advances	220	216
Prepaid expenses	30,016	12,271

Total Current Assets	3,763,921	52,979

Property and equipment, net of accumulated depreciation (Note 4)	1,864	1,896

Total Assets	$3,765,785	$54,875

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$397,022	$461,013
Bank loans payable (Note 5)	–	38,074
Indebtedness to related parties (Note 6)	27,950	147,437
Accrued interest	34,626	34,354
Notes payable (Note 7)	3,500	6,000

Total Current Liabilities	463,098	686,878

Total Liabilities	463,098	686,878

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 100,000,000 shares authorized 83,735,606 and 82,500,606 shares issued and outstanding, respectively (Note 8)	83,736	82,501
Additional paid-in capital	23,068,642	22,946,272
Stock receivable	–	(10,000)
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(16,945,578)	(20,759,962)
Accumulated other comprehensive loss	(639,259)	(625,960)

Total Stockholders’ Equity (Deficit)	3,302,687	(632,003)

Total Liabilities and Stockholders’ Equity	$3,765,785	$54,875

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2012 (Unaudited)	March 31, 2012	March 31, 2011
Revenues
Product sales	$26,722	$965	$10
Patents licensing (Note 10)	5,000,000	5,000,000	–
Royalty revenue	32,962	–	–

Total Revenues	5,059,684	5,000,965	10

Operating expenses
Rent, related party (Note 6)	846,588	18,225	18,108
Selling, general and administrative (Note 6)	18,479,452	1,112,113	515,181
Research and development	2,981,830	56,093	137,637

Total Operating Expenses	22,307,870	1,186,431	670,926

Income (Loss) from Operations	(17,248,186)	3,814,534	(670,916)

Other income (expenses)
Bad debts	(11,250)	–	–
Interest income	1,760	–	–
Interest expense:
Related parties	(84,152)	–	–
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(443,408)	(150)	(789)
Gain on derivative liability	142,861	–	–
Loss on settled liabilities	(757,960)	–	–

Income (Loss) Before Extraordinary Item	(18,545,578)	3,814,384	(671,705)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Income (Loss)	$(16,945,578)	$3,814,384	$(671,705)

Other Comprehensive Income
Net Loss of Foreign Currency Translation	(639,259)	(13,299)	(19,236)
Net Comprehensive Income (Loss)	$(17,584,837)	$3,801,085	$(690,941)

Basic net income (loss) per share		$0.05	$(0.10)
Diluted net income (loss) per share		$0.04	$(0.10)

Weighted average common shares used in calculating basic net income (loss) per share		83,310,606	69,648,229
Weighted average common shares used in calculating diluted net income (loss) per share		92,671,206	69,648,229

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)
	March 31, 2012 (Unaudited)	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$(16,945,578)	$3,814,384	$(671,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debts	11,250	–	–
Depreciation and amortization	61,902	121	168
Common stock issued for services and payables	989,697	3,605	375,105
Stock-based compensation	12,107,622	–	23,897
Amortization of debt discount	145,243	–	–
Loss (gain) on settled liabilities	822,600	–	17,500
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	(4,512)	(40,435)	(17,327)
Employee advances	(15,588)	(4)	(6)
Prepaid expenses	(30,016)	(17,745)	(324)
Accounts payable and accrued liabilities	609,801	(64,080)	74,057
Accrued interest payable	65,389	272	(14,462)

Net cash provided (used) in operating activities	(2,325,051)	3,696,118	(213,097)

Cash flows from investing activities:
Purchases of equipment	(26,942)	–	–

Net cash used in investing activities	(26,942)	–	–

Cash flows from financing activities:
Bank overdraft	–	–	1,586
Proceeds from related party advances	1,318,126	–	1,433
Repayment of related party advances	(1,002,950)	(119,487)	–
Proceeds from promissory notes issued to related parties	411,509	–	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	993,120	–	3,000
Repayment of other promissory notes	(445,720)	(2,500)	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	–	–
Repayment of line of credit	(60,659)	(38,074)	(1,676)
Proceeds from stock options and warrants exercised	532,915	–	–
Proceeds from sale of common shares	5,380,680	130,000	183,750

Net cash provided (used) by financing activities	6,668,132	(30,061)	188,093

Effect of exchange rate changes on cash	(639,259)	(13,299)	(19,236)

Net change in cash	3,676,880	3,652,758	(44,240)

Cash, beginning of period	1,530	25,652	86,817

Cash, end of period	$3,678,410	$3,678,410	$42,577

Non-Cash Information:
Cashless exercise of warrants	$275	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,445,853	$–	$–
Line of credit converted to bank loan	$44,359	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–

Cash paid for interest	$213,368	$437	$453

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

						Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Loss	Total
		$	$	$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	-	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	-	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	-	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	-	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	-	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	-	–	–	–	47,457
Common stock options granted	–	–	10,344	-	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	540,000
Common stock options granted	–	–	204,458	-	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	-	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	-	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	-	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	-	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	-	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	-	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	-	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	-	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	-	–	–	–	10,000

Exercise of warrants ($1.25/share)	20,000	20	24,980	-	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	-	–	–	–	–
Common stock options and warrants vested	–	–	439,393	-	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	-	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	-	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	-	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	-	–	–	–	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	-	–	–	–	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	-	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	-	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	-	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	-	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	-	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	-	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	-	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	-	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	-	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	-	–	–	–	2,361,327
Comprehensive loss:				-
Net loss	–	–	–	-	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	-	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	-	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	2,275,961
Comprehensive loss:

Net loss	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	-	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	-	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	-	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	-	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	-	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	157,700
Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	10,500

Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	83,647
Stock receivable	–	–	-	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)
Sale of common stock ($0.103/share)	35,000	35	3,570	–	–	–	–	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	85,000
Comprehensive loss:
Net Income	–	–	–	–	–	3,814,384	–	3,814,384
Currency translation adjustment	–	–	–	–	–	–	(13,299)	(13,299)
Balance, March 31, 2012 (Unaudited)	83,735,606	83,736	23,068,642	–	(2,264,854)	(16,945,578)	(639,259)	3,302,687

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current quarter, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At March 31, 2012 the Company has incurred losses of $16,945,578 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments to be cash equivalents.  The Company had no cash equivalents at December 31, 2011. The company had term deposits totaling US $3,500,000 at March 31, 2012 as follows:

Investment Date	Amount	Maturity Date
	$
March 22, 2012	250,000	April 23, 2012
March 22, 2012	250,000	May 23, 2012
March 22, 2012	250,000	June 20, 2012
March 22, 2012	250,000	July 20, 2012
March 22, 2012	250,000	August 20, 2012
March 22, 2012	1,125,000	September 18, 2012
March 22, 2012	1,125,000	December 17, 2012

Total	3,500,000

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the three months ended March 31, 2012 and 2011.

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

k)

Revenue Recognition

The Company recognizes revenues in accordance with ASC 985-605, Revenue Recognition – Software (“ASC 985-605”), or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements.

Pursuant to ASC 985-605, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•

Persuasive evidence of an arrangement exists. The Company requires a written contract, signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

•

Delivery has occurred. The Company delivers software and hardware to customers physically. The standard delivery terms are free on board shipping point.

•

The fee is fixed or determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Where these terms apply, the Company regards the fee as fixed or determinable, and recognizes revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather, involve “extended payment terms,” the fee may not be considered to be fixed or determinable and the revenue would then be recognized when customer installments are due and payable.

•

Collectibility is probable. To recognize revenue, the Company judges collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. The Company typically sells to customers with which it has had a history of successful collections. For new customers, the Company evaluates the customer’s financial position and ability to pay. If the Company determines that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

If there are any undelivered elements, the Company defers revenue for those elements, as long as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements. Payment for product is due upon shipment, subject to specific payment terms. Payment for professional services is due either upon or in advance of providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs, which have not been significant to date, are recognized as revenue in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations.

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

The Company also recognizes revenue from the licensing of the intellectual property portfolio according to ASC 985-605, based on the terms of agreements involved.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2012. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2012.

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

o)

Net Income (Loss) per Share

Basic and diluted net income (loss) per share of common stock is presented in conformity with ASC 260, Earnings Per Share (“ASC 260”), for all periods presented. In accordance with ASC 260, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31 (unaudited)
	2012	2011

Numerator:
Net income (loss) – basic and diluted	$3,814,384	$(671,705)

Denominator:
Basic weighted average common shares outstanding	83,310,606	69,648,229
Effect of dilutive securities:
Stock options	750,000	–
Warrants	8,610,600	–
Diluted weighted average common shares outstanding	92,671,206	69,648,229

Net income (loss) per share - basic	$0.05	$(0.10)
Net income (loss) per share - diluted	$0.04	$(0.10)

Due to a net loss for the three months ended March 31 2011, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

p)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the three month periods ended March 31, 2012 and 2011, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of March 31, 2012 and December 31, 2011 we had restricted cash balances of $34,867 and $10,865, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of March 31, 2012 $	Net Carrying Amount as of March 31, 2012 $	Net Carrying Amount as of December 31, 2011 $
Office equipment	3,863	3,608	255	264
Computer equipment	141,498	140,903	595	584
Computer software	7,096	7,096	-	-
Furniture and fixtures	15,265	14,251	1,014	1,048

	167,722	165,858	1,864	1,896

Depreciation expense totalled $121 and $168 for the three months ended March 31, 2012 and 2011, respectively.

5.

BANK LOANS PAYABLE

Represents loans from the Royal Bank of Canada, repayable upon demand, as follows:

a.

In the amount of CDN$nil (US$nil) as at March 31, 2012 (CDN$24,950 (US$24,533) as at December 31, 2011), requiring monthly blended payments of CDN$835 (US$821) including principal and interest at 4.25% per annum.  The loan was paid in full during the three month period ended March 31, 2012.

b.

In the amount of CDN$nil (US$nil) as at March 31, 2012 (CDN$13,747 (US$13,541) as at December 31, 2011), requiring monthly blended payments of CDN$1,540 (US$1,514) including principal and interest at 5.02% per annum.  The loan was paid in full during the three month period ended March 31, 2012.

6.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2012. Management fees incurred by the Company totaled $90,109 ($CAD 90,000) and $91,779 ($CAD 90,000) for the three months ended March 31, 2012 and 2011, respectively.  In addition, on March 14, 2012, the Company has paid a performance bonus of $193,387.78 to this private company. As at March 31, 2012 the amount owing to this private company totaled $16,940.

b.

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD 150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $31,815 ($CAD 31,786) and $31,255 ($CAD 31,786) at March 31, 2012 and December 31, 2011, respectively. Interest expense on the note during the three months ended March 31, 2012 and 2011 totalled $nil ($CAD nil) and $nil ($CAD nil), respectively.

c.

During the three months ended March 31, 2012, the Company incurred accounting fees of $11,013 with a private company of which an officer is also an officer.  As at March 31, 2012, the amount owing to this private company totaled $11,010.

d.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $US 17,000, expiring March 17, 2013. Management fees incurred by the Company totaled $15,000 for the three months ended March 31, 2012. As at March 31, 2012 the amount owing to this private company totaled $nil.

7.

NOTES PAYABLE

Promissory Notes

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010. During the year ended December 31, 2011, the Company received further proceeds of $17,000 and settled $21,900, only this amount was settled through stock issuance of shares of its common stock, leaving a balance owing of $3,500 at December 31, 2011.  The note bears interest at 10% per annum, which totaled $2,811, which remained outstanding at March 31, 2012.

Interest expense on the note during the three month periods ended March 31, 2012 and 2011 totaled ($288) and $336, respectively.

8.

COMMON STOCK

a.

In January 2012, the Company issued 35,000 shares of its common stock at $0.103 per share for services rendered by a consultant valued at $3,605 based on the price on the date of grant.

b.

Also in January 2012, the Company conducted private placement offerings whereby it issued 350,000 units at a price of $0.10 per share for total proceeds of $35,000. Each unit consisted of one share of the Company's common stock and two warrants to purchase an additional share of common stock, exercisable at $0.10 per share.

c.

Also in February 2012, the Company conducted private placement offerings whereby it issued 850,000 units at a price of $0.10 per share for total proceeds of $85,000. 850,000 of the units consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2010	2,577,555	0.20	1.40
Issued	9,137,600	0.14	1.29
Exercised	–	–	–
Expired/Cancelled	(456,055)	–	–

Balance, December 31, 2011	11,259,100	0.13	1.38
Issued	1,550,000	0.10	1.86
Exercised	–	–	–
Expired/Cancelled	(1,100,000)	–	–
Outstanding, March 31, 2012	11,709,100	0.12	1.58

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

The Company did not grant any options during the three months ended March 31, 2012.

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	4,540,000	$ 0.69

Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–

Outstanding, March 31, 2012	4,540,000	$ 0.69	1.66	$nil

Exercisable, March 31, 2012	4,540,000	$0.69	1.66	$nil

A summary of the status of the Company’s nonvested shares as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	–	–
Granted	–	–
Vested	–	–

Nonvested at March 31, 2012	–	–

As at March 31, 2012 there was $nil total unrecognized compensation cost related to nonvested share-based compensation arrangements.

10.

PATENTS LICENSING REVENUE

On February 29, 2012, the Company has entered into a Patent License Agreement (“Agreement”) with RPX Corporation whereby the Company granted a patent license to RPX. Under the terms of the Agreement, RPX’s affiliated members are granted the non-exclusive right to use patents for the remainder of the patents’ lives and the release of past infringement in exchange for a one-time payment of $5.0 million which is non-refundable and non-cancellable. The Company is under no obligation to keep the patents current and does not give up ownership of the patents nor do they have to provide any future services.

Pursuant to ASC 985-605, the Company recognizes patents licensing revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•

Persuasive evidence of an arrangement exists. The Agreement itself is persuasive evidence.

•

Delivery has occurred. Delivery has occurred as RPX Corporation has access to the patents and all economic benefits of the transaction have passed from one party to the other.

•

The fee is fixed or determinable. The fee of the Agreement is $5 million which is non-refundable and non-cancellable.

•

Collectibility is probable. Collection has been received on March 7, 2012.

Based on ASC 985-605-25, if the arrangement does not require significant production, modification, or customization of software, revenue shall be recognized when above four criteria are met. The Agreement does not require significant production, modification or customization such as maintenance agreements, technical support, training, consulting, and other multi element arrangements, therefore the Company does not need to allocate patents licensing revenue over elements. As such, the Company has recorded the entire $5 million to patents licensing revenue in the current period.

11.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012	December 31, 2011
Current Assets	$3,763,921	$52,979
Current Liabilities	$463,098	$686,878
Working Capital (deficit)	$3,300,823	(633,899)

Cash Flows

	March 31, 2012	March 31, 2011
Cash Flows from (used in) Operating Activities	$3,696,118	$(213,097)
Cash Flows from (used in) Financing Activities	$(30,061)	$188,093
Effect of exchange rate changes on cash	$(13,299)	$(19,236)
Net Increase (decrease) in Cash During Period	$3,652,758	$(44,240)

Operating Revenues

Operating revenues for the three months ended March 31, 2012 were $5,000,965 and is comprised of product sales of $965 and license granting of $5,000,000.

Operating revenues for the period ended March 31, 2011 were $10 and is comprised of product sales totaling $10.

Operating Expenses and Net Loss

Operating expenses for the period ended March 31, 2012 were $1,186,431 and is comprised of $18,225 in rent, $1,112,113 in selling, general and administrative and $56,093 in research and development.

Operating expenses for the period ended March 31, 2011 were $670,926 and is comprised of $18,108 in rent, $515,181 in selling, general and administrative and $137,637 in research and development.

Net income for the period ended March 31, 2012 was $3,814,384 and is comprised of $3,814,534 income from operations and $150 in interest expense.

Net loss for the period ended March 31, 2011 was $671,705 and is comprised of $670,916 loss from operations and $789 in interest expense.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash and current asset balance was $3,763,921 compared to $52,979 as at December 31, 2011. The increase in current assets of $3,710,942 is attributed to an increase of $3,628,756 in cash and cash equivalents, an increase of $24,002 in restricted cash, an increase of $40,435 in HST/GST refund receivable, an increase of $4 in employee advances and an increase in prepaid expenses of $17,745.

As at March 31, 2012, the Company had current and total liabilities of $463,098 compared with current and total liabilities of $686,878 as at December 31, 2011. The decrease in total liabilities of $223,780 is attributed to a 63,991 decrease in accounts payable and accrued liabilities, a decrease of $38,074 in bank loans payable, a decrease of $119,487 in indebtedness to related parties and a decrease of $2,500 in notes payable, net of increase of $272 in accrued interest.

As at March 31, 2012, the Company had a working capital of $3,300,823 compared with a working capital deficit of $633,899 as at December 31, 2011.  The increase in working capital was primarily attributed to an increase in cash and cash equivalents and a reduction in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the period ended March 31, 2012, the Company generated $3,696,118 of cash for operating activities compared to the use of $213,097 of cash for operating activities during the period ended March 31, 2011. The change in net cash generated in operating activities is primarily attributed to an increase in sales revenue.

Cashflow from Financing Activities

During the period ended March 31, 2012, the Company used $30,061 of cash from financing activities compared to cash received $188,093 for the period ended March 31, 2011.  The change in cash flows from financing activities is primarily attributed to an increase in repayment of related party advances, repayment of line of credit, and other promissory notes, net of decrease in sale of common shares.

Quarterly Developments

In February 2012, the Company entered into an agreement with RPX Corporation (“RPX”), for RPX to license the Company’s advanced predictive input software patents.  Under the terms of the agreement, the Company shall receive a $5 million non-dilutive cash payment, while retaining full ownership of its patent portfolio.

Subsequent Developments

On April 18, 2012, Mr. Paul Silverstein was appointed as the Company’s Chief Operating Officer. On April 18, 2012, Mr. Silverstein accepted the appointment.

On April 24, 2012, Mr. Mark Dostie was appointed as the Company’s Chief Technology Officer. On April 24, 2012, Mr. Dostie accepted the appointment.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

a)

In January 2012, the Company issued 35,000 shares of its common stock at $0.10 per share for services rendered by a consultant valued at $3,500 based on the price on the date of grant.

b)

Also in January 2012, the Company conducted private placement offerings whereby it issued 350,000 units at a price of $0.10 per share for total proceeds of $35,000. Each unit consisted of one share of the Company's common stock and two warrants to purchase an additional share of common stock, exercisable at $0.10 per share.

c)

Also in February 2012, the Company conducted private placement offerings whereby it issued 850,000 units at a price of $0.10 per share for total proceeds of $85,000. 850,000 of the units consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered shares, other than as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2010 Share Incentive Plan	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Performance-Based Award Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-8.
10.01	Debt Settlement Agreement between the Company and Richard Kozukan dated January 11, 2010	Filed with the SEC on February 8, 2010 as part of our Current Report on Form 8-K.
10.02	Consulting Agreement between the Company and Advidea, Inc. dated April 1, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Subscription Agreement between the Company and Ulrich Rutsch dated January 5, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Subscription Agreement between the Company and Michael C. O’Brian dated March 29, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Subscription Agreement between the Company and Pamela A. Vandy dated March 31, 2010	Filed with the SEC on May 18, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Consulting Agreement between the Company and Douglas A. Glaser dated April 1, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Consulting Agreement between the Company and Mirador Consulting, Inc. dated July 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Consulting Agreement between the Company and Linda Gaal dated August 2, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.10	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.13	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.15	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.16	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.19	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.

Exhibit
Number	Description of Exhibit	Filing
10.20	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.21	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.22	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.24	Settlement Agreement between the Company and Luis Carrillo dated October 21, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.25	Cancellation Agreement between the Company and Frank R. Evanshen dated October 27, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note for Luis Carrillo for $3,500 dated February 27, 2012.	Filed with the SEC on April 13, 2012 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  May 18, 2012

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  May 18, 2012

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 18, 2012

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  May 18, 2012

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director