Form 10-Q
period 2012-06-30
WORDLOGIC CORP
filed 2012-08-13
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

  X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X  . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .No  X  .

As of August 7, 2012, there were 83,755,606 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2012 (Unaudited)	December 31, 2011

Assets
Current Assets

Cash and cash equivalents	$285,383	$14,787
Restricted cash (Note 3)	5,625	10,865
Investments (Note 4)	2,814,720	-
GST/HST refund receivable	34,100	14,840
Employee advances	216	216
Interest receivable (Note 4)	2,929	-
Prepaid expenses (Note 5)	48,842	12,271

Total Current Assets	3,191,815	52,979

Property and equipment, net of accumulated depreciation (Note 6)	17,551	1,896
Total Assets	$3,209,366	$54,875

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$381,510	$461,013
Bank loans payable (Note 7)	-	38,074
Indebtedness to related parties (Note 8)	5,345	147,437
Accrued interest	31,192	34,354
Notes payable (Note 9)	-	6,000
Total Current Liabilities	418,047	686,878

Total Liabilities	418,047	686,878

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 100,000,000 shares authorized 83,735,606 and 82,500,606 shares issued and outstanding, respectively (Note 10)	83,736	82,501
Additional paid-in capital	23,068,642	22,946,272
Stock receivable	-	(10,000)
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(17,457,776)	(20,759,962)
Accumulated other comprehensive loss	(638,429)	(625,960)

Total Stockholders’ Equity (Deficit)	2,791,319	(632,003)

Total Liabilities and Stockholders’ Equity	$3,209,366	$54,875

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2012 (Unaudited)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Product sales	$26,722	$-	$1,052	$965	$1,062
Patents licensing (Note 12)	5,000,000	$-	-	5,000,000	-
Royalty revenue	32,962	-	-	-	-

Total Revenues	5,059,684	-	1,052	5,000,965	1,062

Operating expenses
Rent, related party (Note 8)	872,995	26,407	17,596	44,632	35,704
Selling, general and administrative (Note 8)	18,897,727	418,275	420,723	1,530,388	935,904
Research and development	3,065,881	84,051	99,806	140,144	237,443

Total Operating Expenses	22,836,603	528,733	538,125	1,715,164	1,209,051

Income (Loss) from Operations	(17,776,919)	(528,733)	(537,073)	3,285,801	(1,207,989)

Other income (expenses)
Bad debts	(11,250)	-	-	-	-
Interest income	4,921	3,161	-	3,161	-
Interest expense:		-	-	-	-
Related parties	(84,152)	-	-	-	-
Amortization of discount on convertible note	(145,243)	-	-	-	-
Other notes, advances and amounts	(445,358)	(1,950)	(716)	(2,100)	(1,505)
Gain on derivative liability	142,861	-	-	-	-
Gain on interest forgiveness	2,947	2,947	-	2,947	-
Gain (loss) on settled payables	(745,583)	12,377	-	12,377	-

Income (Loss) Before Extraordinary Item	(19,057,776)	(512,198)	(537,789)	3,302,186	(1,209,494)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	-	-	-	-

Net Income (Loss)	(17,457,776)	(512,198)	(537,789)	3,302,186	(1,209,494)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(639,429)	830	(2,827)	(12,469)	(22,063)
Net Comprehensive Income (Loss)	$(18,096,205)	$(511,368)	$(540,616)	$3,289,717	$(1,231,557)

Basic net income (loss) per share		$(0.01)	$(0.01)	$0.04	$(0.02)
Diluted net income (loss) per share		$(0.01)	$(0.01)	$0.04	$(0.02)

Weighted average common shares used in calculating basic net income (loss) per share		83,735,606	73,609,606	83,492,749	70,888,067
Weighted average common shares used in calculating diluted net income (loss) per share		83,735,606	73,609,606	93,653,349	70,888,067

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Six Months Ended (Unaudited)
	June 30, 2012 (Unaudited)	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(17,457,776)	$3,302,186	$(1,209,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debts	11,250	-	-
Depreciation and amortization	62,578	797	339
Common stock issued for services and payables	989,697	3,605	639,725
Stock-based compensation	12,107,622	-	47,796
Amortization of debt discount	145,243	-	-
Loss (gain) on settled liabilities	807,276	(15,324)	17,500
Gain on derivative liability	(142,861)	-	-
Changes in current assets and liabilities:
Receivables	13,734	(22,189)	(15,661)
Employee advances	(15,584)	-	(7)
Prepaid expenses	(48,842)	(36,571)	(391)
Accounts payable and accrued liabilities	606,755	(67,126)	78,189
Accrued interest payable	64,902	(215)	(13,971)
Net cash provided (used) in operating activities	(2,856,006)	3,165,163	(455,975)
Cash flows from investing activities:
Investment in term deposit	(2,814,720)	(2,814,720)	-
Purchases of equipment	(43,394)	(16,452)	-
Net cash used in investing activities	(2,858,114)	(2,831,172)	-
Cash flows from financing activities:
Proceeds from related party advances	1,318,126	-	1,744
Repayment of related party advances	(1,025,555)	(142,092)	(50,239)
Proceeds from promissory notes issued to related parties	411,509	-	-
Repayment of related party promissory notes	(493,941)	-	-
Proceeds from convertible promissory note	933,926	-	-
Repayment of convertible promissory notes	(947,462)	-	-
Proceeds from other promissory note	993,120	-	3,000
Repayment of other promissory notes	(449,220)	(6,000)	-
Payments on capital lease obligation	(12,071)	-	-
Proceeds from line of credit	60,659	-	-
Repayment of line of credit	(60,659)	(38,074)	(4,097)
Proceeds from stock options and warrants exercised	532,915	-	-
Proceeds from sale of common shares	5,380,680	130,000	457,570
Net cash provided (used) by financing activities	6,642,027	(56,166)	407,978
Effect of exchange rate changes on cash	(638,429)	(12,469)	(22,062)
Net change in cash	289,478	265,356	(70,059)
Cash, beginning of period	1,530	25,652	86,817
Cash, end of period	$291,008	$291,008	$16,758
Non-Cash Information:
Cashless exercise of warrants	$275	$-	$187
Stock issued to settle notes payable plus accrued interest	$1,445,853	$-	$-
Line of credit converted to bank loan	$44,359	$-	$-
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$215,031	$2,100	$698

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

						Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Loss	Total
		$	$	$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	-	(2,264,854)	-	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	-	-	-	-	-
Cancelled shares.	(60,000)	(60)	60	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	(408,027)	-	(408,027)
Currency translation adjustment	-	-	-	-	-	-	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	-	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	-	-	-	-	47,457
Common stock options granted	-	-	10,344	-	-	-	-	10,344
Comprehensive income:
Net income	-	-	-	-	-	938,596	-	938,596
Currency translation adjustment	-	-	-	-	-	-	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	-	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	-	-	-	-	540,000
Common stock options granted	-	-	204,458	-	-	-	-	204,458
Comprehensive loss:
Net loss	-	-	-	-	-	(1,221,564)	-	(1,221,564)
Currency translation adjustment	-	-	-	-	-	-	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	-	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	-	-	-	-	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	-	-	-	-	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	-	-	-	-	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	-	-	-	-	500,000
Common stock options and warrants vested	-	-	1,132,512	-	-	-	-	1,132,512
Comprehensive loss:
Net loss	-	-	-	-	-	(2,214,823)	-	(2,214,823)
Currency translation adjustment	-	-	-	-	-	-	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	-	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	-	-	-	-	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	-	-	-	-	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	-	-	-	-	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	-	-	-	-	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	-	-	-	-	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	-	-	-	-	25,000
Common stock options exercised (cashless)	87,736	88	(88)	-	-	-	-	–
Common stock options and warrants vested	-	-	439,393	-	-	-	-	439,393
Comprehensive loss:
Net loss	-	-	-	-	-	(1,634,324)	-	(1,634,324)
Currency translation adjustment	-	-	-	-	-	-	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	-	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	-	-	-	-	100,000
Sale of units consisting of one share of common stock and one-half warrant ($0.60/share)	800,000	800	479,200	-	-	-	-	480,000
Sale of units consisting of one share of common stock and one-half warrant ($1.00/share)	50,000	50	49,950	-	-	-	-	50,000

(The accompanying notes are an integral part of the consolidated financial statements.)

Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	-	-	-	-	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	-	-	-	-	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	-	-	-	-	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	-	-	-	-	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	-	-	-	-	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	-	-	-	-	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	-	-	-	-	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	-	-	-	-	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	-	-	-	-	1,572,352
Common stock options and warrants vested	-	-	2,361,327	-	-	-	-	2,361,327
Comprehensive loss:
Net loss	-	-	-	-	-	(4,923,057)	-	(4,923,057)
Currency translation adjustment	-	-	-	-	-	-	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	-	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	-	-	-	-	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	-	-	-	-	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	-	-	-	-	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	-	-	-	-	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	-	-	-	-	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	-	-	-	-	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	-	-	-	-	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	-	-	-	-	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	-	-	-	-	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	-	-	-	-	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	-	-	-	-	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	-	-	-	-	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	-	-	-	-	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	-	-	-	-	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	-	-	-	-	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	-	-	-	-	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	-	-	-	-	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	-	-	-	-	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	-	-	-	-	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	-	-	-	-	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	-	-	-	-	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	-	-	-	-	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	-	-	-	-	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	-	-	-	-	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	-	-	-	-	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	-	-	-	-	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	-	-	-	-	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	-	-	-	-	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	-	-	-	-	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	-	-	-	-	7,000
Common stock options and warrants vested	-	-	2,275,961	-	-	-	-	2,275,961
Comprehensive loss:
Net loss	-	-	-	-	-	(4,418,579)	-	(4,418,579)
Currency translation adjustment	-	-	-	-	-	-	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	-	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	-	-	-	-	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	-	-	-	-	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	-	-	-	-	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	-	-	-	-	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	-	-	-	-	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	-	-	-	-	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	-	-	-	-	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	-	-	-	-	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	-	-	-	-	2,500

(The accompanying notes are an integral part of the consolidated financial statements.)

Common stock issued for services ($0.24/share)	113,750	114	27,186	-	-	-	-	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	-	-	-	-	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	-	-	-	-	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	-	-	-	-	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	-	-	-	-	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	-	-	-	-	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	-	-	-	-	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	-	-	-	-	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	-	-	-	-	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	-	-	-	-	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	-	-	-	-	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	-	-	-	-	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	-	-	-	-	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	-	-	-	-	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	-	-	-	-	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	-	-	-	-	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	-	-	-	-	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	-	-	-	-	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	-	-	-	-	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	-	-	-	-	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	-	-	-	-	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	-	-	-	-	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	-	-	-	-	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	-	-	-	-	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	-	-	-	-	75,000
Common stock options and warrants vested	-	-	1,553,666	-	-	-	-	1,553,666
Comprehensive loss:
Net loss	-	-	-	-	-	(4,745,811)	-	(4,745,811)
Currency translation adjustment	-	-	-	-	-	-	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	-	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	-	-	-	-	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	-	-	-	-	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	-	-	-	-	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	-	-	-	-	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	-	-	-	-	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	-	-	-	-	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	-	-	-	-	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	-	-	-	-	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	-	-	-	-	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	-	-	-	-	157,700
Common stock issued for services ($0.18/share)	583,000	583	104,357	-	-	-	-	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	-	-	-	-	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	-	-	-	-	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	-	-	-	-	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	-	-	-	-	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	-	-	-	-	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	-	-	-	-	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	-	-	-	-	10,500
Common stock issued in settlement of debt	300,000	300	59,700	-	-	-	-	60,000
Common stock issued in settlement of debt	480,000	480	85,920	-	-	-	-	86,400
Common stock issued in settlement of debt	480,000	480	81,120	-	-	-	-	81,600
Common stock issued in settlement of debt	500,000	500	62,000	-	-	-	-	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	-	-	-	-	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	-	-	-	-	–
Sale of common stock ($0.15/share)	100,000	100	14,900	-	-	-	-	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	-	-	-	-	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	-	-	-	-	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	-	-	-	-	643,060

(The accompanying notes are an integral part of the consolidated financial statements.)

Common stock options and warrants vested	-	-	83,647	-	-	-	-	83,647
Stock receivable	-	-	-	(10,000)	-	-	-	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	(2,132,373)	-	(2,132,373)
Currency translation adjustment	-	-	-	-	-	-	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)
Stock issued for services ($0.103/share)	35,000	35	3,570	-	-	-	-	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	10,000	-	-	-	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	-	-	-	-	85,000
Comprehensive loss:
Net Income	-	-	-	-	-	3,302,186	-	3,302,186
Currency translation adjustment	-	-	-	-	-	-	(12,469)	(12,469)
Balance, June 30, 2012 (Unaudited)	83,735,606	83,736	23,068,642	-	(2,264,854)	(17,457,776)	(638,429)	2,791,319

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current quarter, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At June 30, 2012 the Company has incurred losses of $17,457,776 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments to be cash equivalents.  The Company had no cash equivalents at December 31, 2011 and June 30, 2012.

e)

Allowance for Doubtful Accounts

The Company considers its receivables to be fully collectable since the Company has only two receivable accounts, GST/HST (Goods and services tax/harmonized sales tax) receivable and interest receivable; accordingly, no allowance for doubtful accounts is required. The Company recognizes an allowance for doubtful accounts on specific accounts identified at risk based on the age of the outstanding receivable and the inability or unwillingness of its customers to make the required payments.

f)

Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives as follows:

Asset	Method	Rate

Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the six months ended June 30, 2012 and 2011.

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

Pursuant to ASC 985-605, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is probable. The Company applies these criteria as discussed below:

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

•

Collectability is probable. To recognize revenue, the Company judges collectability of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. The Company typically sells to customers with which it has had a history of successful collections. For new customers, the Company evaluates the customer’s financial position and ability to pay. If the Company determines that collectability is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2012. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2012.

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of June 30, 2012 and December 31, 2011:

Level	June 30, 2012	December 31, 2011
Level 1	$2,814,720	$nil
Level 2	-	-
Level 3	-	-

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30 (unaudited)			Six Months Ended June 30 (unaudited)
	2012		2011	2012	2011

Numerator:
Net income (loss) – basic and diluted	$(512,198)		$(537,789)	$3,302,186	$(1,209,494)

Denominator:
Basic weighted average common shares outstanding	83,735,606		73,609,606	83,492,749	70,888,067
Effect of dilutive securities:
Stock options	-	-	-	750,000	-
Warrants	-	-	-	9,410,600	-
Diluted weighted average common shares outstanding	83,735,606		73,609,606	93,653,349	70,888,067

Net income (loss) per share - basic	$(0.01)		$(0.01)	$0.04	$(0.02)
Net income (loss) per share - diluted	$(0.01)		$(0.01)	$0.04	$(0.02)

Due to a net loss for the three months ended June 30, 2011 and 2012, and six months ended June 30, 2011, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

p)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the six month periods ended June 30, 2012 and 2011, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of June 30, 2012 and December 31, 2011 we had restricted cash balances of $5,625 and $10,865, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

4.

INVESTMENTS

The company had term deposits totaling US $2,814,720 at June 30, 2012 as follows:

Investment Date	Amount	Maturity Date
	$
March 22, 2012	250,000	July 20, 2012
March 22, 2012	250,000	August 20, 2012
March 22, 2012	1,125,000	September 18, 2012
March 22, 2012	1,125,000	December 17, 2012
April 10, 2012	50,000	April 10, 2013
May 29, 2012	14,720	May 29, 2013
Total	2,814,720

The Company has recorded an accrued interest receivable of $2,929 for above term deposits as of June 30, 2012 based on statements provided by Royal Bank of Canada.

5.

PREPAID EXPENSES

As of June 30, 2012 and December 31, 2011 we had prepaid expenses of $48,842 and $12,271, respectively.  Prepaid expenses consisted of the following:

Vendor	June 30, 2012	December 31, 2011
	$	$
Bentall L.P.	12,271	12,271
The Zamnu Inc.	17,000	-
Srividya.G	7,000	-
Others	12,571	-
Total	48,842	12,271

6.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of June 30, 2012 $	Net Carrying Amount as of June 30, 2012 $	Net Carrying Amount as of December 31, 2011 $
Office equipment	10,663	3,722	6,941	264
Computer equipment	147,567	138,561	9,006	584
Computer software	6,957	6,957	-	-
Furniture and fixtures	15,643	14,039	1,604	1,048

	180,830	163,279	17,551	1,896

Depreciation expense totalled $797 and $339 for the six months ended June 30, 2012 and 2011, respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

7.

BANK LOANS PAYABLE

Represents loans from the Royal Bank of Canada, repayable upon demand, as follows:

a.

In the amount of CDN$nil (US$nil) as at June 30, 2012 (CDN$24,950 (US$24,533) as at December 31, 2011), requiring monthly blended payments of CDN$835 (US$821) including principal and interest at 4.25% per annum.  The loan was paid in full during the six months period ended June 30, 2012.

b.

In the amount of CDN$nil (US$nil) as at June 30, 2012 (CDN$13,747 (US$13,541) as at December 31, 2011), requiring monthly blended payments of CDN$1,540 (US$1,514) including principal and interest at 5.02% per annum.  The loan was paid in full during the six months period ended June 30, 2012.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2012. Management fees incurred by the Company totaled $179,008 ($CAD 180,000) and $185,553 ($CAD 180,000) for the six months ended June 30, 2012 and 2011, respectively.  In addition, on March 14, 2012, the Company has paid a performance bonus of $193,387.78 to this private company. As at June 30, 2012 the amount owing to this private company totaled $438.

b.

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD 150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totalled $31,192 ($CAD 31,786) and $31,255 ($CAD 31,786) at June 30, 2012 and December 31, 2011, respectively. Interest expense on the note during the six months ended June 30, 2012 and 2011 totalled $nil ($CAD nil) and $nil ($CAD nil), respectively.

c.

During the six months ended June 30, 2012, the Company incurred accounting fees of $24,862 with a private company of which an officer is also an officer.  As at June 30, 2012, the amount owing to this private company totaled $4,907.

d.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $US 17,000, expiring March 17, 2013. Management fees incurred by the Company totaled $66,881 for the six months ended June 30, 2012. As at June 30, 2012 the amount owing to this private company totaled $nil.

e.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $CAD 15,000, expiring April 27, 2013. Management fees incurred by the Company totaled $51,529 for the six months ended June 30, 2012. As at June 30, 2012 the amount owing to this private company totaled $nil.

9.

NOTES PAYABLE

Promissory Notes

a.

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010. During the year ended December 31, 2011, the Company received further proceeds of $17,000 and settled $21,900, only this amount was settled through stock issuance of shares of its common stock, leaving a balance owing of $3,500 at December 31, 2011.  The balance of $3,500 was paid in full and accrued interest balance of $2,947 was forgiven during the six months period ended June 30, 2012.

Interest expense on the note during the six month periods ended June 30, 2012 and 2011 totaled $2,100 and $1,505, respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

10.

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

The following table summaries the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2010	2,577,555	0.20	1.40
Issued	9,537,600	0.14	1.29
Exercised	-	-	-
Expired/Cancelled	(456,055)	-	-

Balance, December 31, 2011	11,659,100	0.13	1.42
Issued	1,550,000	0.10	1.59
Exercised	-	-	-
Expired/Cancelled	(1,500,000)	-	-
Outstanding, June 30, 2012	11,709,100	0.13	1.19

11.

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

The Company did not grant any options during the six months ended June 30, 2012.

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 were $nil and $nil respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value

Outstanding, December 31, 2011	4,540,000	$0.69	-		-

Granted	-	-	-		-
Exercised	-	-	-		-
Expired/Cancelled	(490,000)	0.25	-		-

Outstanding, June 30, 2012	4,050,000	$0.54	1.57	$	nil

Exercisable, June 30, 2012	4,050,000	$0.54	1.57	$	nil

A summary of the status of the Company’s nonvested shares as of June 31, 2012, and changes during the six months ended June 30, 2012, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	-	-
Granted	-	-
Vested	-	-
	-	-
Nonvested at June 30, 2012	-	-

As at June 30, 2012 there was $nil total unrecognized compensation cost related to nonvested share-based compensation arrangements.

12.

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

Pursuant to ASC 985-605, the Company recognizes patents licensing revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is probable. The Company applies these criteria as discussed below:

•

Persuasive evidence of an arrangement exists. The Agreement itself is persuasive evidence.

•

Delivery has occurred. Delivery has occurred as RPX Corporation has access to the patents and all economic benefits of the transaction have passed from one party to the other.

•

The fee is fixed or determinable. The fee of the Agreement is $5 million which is non-refundable and non-cancellable.

•

Collectability is probable. Collection has been received on March 7, 2012.

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

13.

SUBSEQUENT EVENTS

On July 20, 2012, the Company held its annual meeting of shareholders.  Shareholders voted in favor of the increase of authorized shares of Common Stock from one hundred million to two hundred fifty million shares.

There were no additional subsequent events to disclose through the date of this filing.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012	December 31, 2011
Current Assets	$3,191,815	$52,979
Current Liabilities	$418,047	$686,878
Working Capital (deficit)	$2,773,768	(633,899)

Cash Flows

	June 30, 2012		June 30, 2011
Cash Flows from (used in) Operating Activities	$3,165,163		$(455,975)
Cash Flows from (used in) Investing Activities	$(2,831,172)	$	nil
Cash Flows from (used in) Financing Activities	$(56,166)		$407,978
Effect of exchange rate changes on cash	$(12,469)		$(22,062)
Net Increase (decrease) in Cash During Period	$265,356		$(70,059)

Operating Revenues

Operating revenues for the six months ended June 30, 2012 were $5,000,965 and is comprised of product sales of $965 and license granting of $5,000,000.

Operating revenues for the six months ended June 30, 2011 were $1,062 and is comprised of product sales totaling $1,062.

Operating Expenses and Net Loss

Operating expenses for the six months period ended June 30, 2012 were $1,715,164 and is comprised of $44,632 in rent, $1,530,388 in selling, general and administrative and $140,144 in research and development. Operating expenses for the same period ended June 30, 2011 were $1,209,051 and is comprised of $35,704 in rent, $935,904 in selling, general and administrative and $237,443 in research and development.

Net income for the six months period ended June 30, 2012 was $3,302,186 and is comprised of $3,285,801 income from operations, $3,161 in interest income, $2,100 in interest expense, $2,947 in gain on interest forgiveness, and $12,377 in gain on settled payable.  Net loss for the same period ended June 30, 2011 was $1,209,494 and is comprised of $1,207,989 loss from operations and $1,505 in interest expense.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash and current asset balance was $3,191,815 compared to $52,979 as at December 31, 2011. The increase in current assets of $3,138,836 is attributed to an increase of $270,596 in cash and cash equivalents, a decrease of $5,240 in restricted cash, an increase of $2,814,720 in investments, an increase of $19,260 in HST/GST refund receivable, an increase of $2,929 in interest receivable, and an increase in prepaid expenses of $36,571.

As at June 30, 2012, the Company had current and total liabilities of $418,047 compared with current and total liabilities of $686,878 as at December 31, 2011. The decrease in total liabilities of $268,831 is attributed to a 79,503 decrease in accounts payable and accrued liabilities, a decrease of $38,074 in bank loans payable, a decrease of $142,092 in indebtedness to related parties and a decrease of $6,000 in notes payable, net of decrease of $3,162 in accrued interest.

As at June 30, 2012, the Company had a working capital of $2,773,768 compared with a working capital deficit of $633,899 as at December 31, 2011.  The increase in working capital was primarily attributed to an increase in investments and a reduction in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the six months period ended June 30, 2012, the Company generated $3,165,163 of cash for operating activities compared to the use of $455,975 of cash for operating activities during the same period ended June 30, 2011. The change in net cash generated in operating activities is primarily attributed to an increase in sales revenue.

Cashflow from Investing Activities

During the six months period ended June 30, 2012, the Company used $2,831,172 of cash for investing activities compared to $nil of cash for investing activities during the same period ended June 30, 2011. The change in net cash used in investing activities is primarily attributed to purchase of equipment and investments in term deposits.

Cashflow from Financing Activities

During the six months period ended June 30, 2012, the Company used $56,166 of cash from financing activities compared to cash received $407,978 for the same period ended June 30, 2011.  The change in cash flows from financing activities is primarily attributed to an increase in repayment of related party advances, repayment of line of credit, and other promissory notes, net of decrease in sale of common shares.

Quarterly Developments

On April 18, 2012, Mr. Paul Silverstein was appointed as the Company’s Chief Operating Officer. On April 18, 2012, Mr. Silverstein accepted the appointment.

On April 24, 2012, Mr. Mark Dostie was appointed as the Company’s Chief Technology Officer. On April 24, 2012, Mr. Dostie accepted the appointment.

On May 23, 2012, Mr. Charles Lawson was appointed as the Company’s Chief Predictive Intelligence Officer.  On May 23, 2012, Mr. Lawson accepted the appointment.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

We did not issue any unregistered shares, other than as previously reported.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered shares, other than as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

On August 7, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada.  As a result of the Amendment, the Company has, among other things, increased the aggregate number of authorized shares of common stock from one hundred million (100,000,000) to two hundred fifty million (250,000,000) common shares.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.01b	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on August 8, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2012 Equity Incentive Plan	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Stock Units	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
10.01	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.02	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.10	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.15	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.16	Settlement Agreement between the Company and Luis Carrillo dated October 21, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Cancellation Agreement between the Company and Frank R. Evanshen dated October 27, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Promissory Note for Luis Carrillo for $3,500 dated February 27, 2012.	Filed with the SEC on April 13, 2012 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  August 13, 2012

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  August 13, 2012

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 13, 2012

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  August 13, 2012

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director