Form 10-Q
period 2012-09-30
WORDLOGIC CORP
filed 2012-11-15
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

 (Not required) Yes      . No   X  .

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

Yes      . No   X  .

As of November 12, 2012, there were 83,735,606 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2012 (Unaudited)	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$755,015	$14,787
Restricted cash (Note 3)	–	10,865
Investments (Note 4)	1,690,249	–
GST/HST refund receivable	30,022	14,840
Employee advances	223	216
Interest receivable (Note 4)	2,884	–
Prepaid expenses (Note 5)	74,005	12,271

Total Current Assets	2,552,398	52,979

Property and equipment, net of accumulated depreciation (Note 6)	21,028	1,896

Total Assets	$2,573,426	$54,875

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$413,099	$461,013
Bank loans payable (Note 7)	–	38,074
Indebtedness to related parties (Note 8)	15,348	147,437
Accrued interest	32,314	34,354
Notes payable (Note 9)	–	6,000

Total Current Liabilities	460,761	686,878

Total Liabilities	460,761	686,878

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 250,000,000 shares authorized 83,735,606 shares issued and 83,303,606 shares outstanding as of September 30, 2012, and 82,500,606 shares issued and outstanding as of December 31, 2011 (Note 10)	83,736	82,501
Additional paid-in capital	23,068,642	22,946,272
Stock receivable	–	(10,000)
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(18,079,670)	(20,759,962)
Accumulated other comprehensive loss	(652,150)	(625,960)
Treasury stock, 432,000 shares and nil as of September 30, 2012 and December 31, 2011, respectively (Note 11)	(43,039)	–

Total Stockholders’ Equity (Deficit)	2,112,665	(632,003)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,573,426	$54,875

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	September 30, 2012 (Unaudited)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Product sales	$26,722	$–	$33	$965	$1,095
Patents licensing (Note 13)	5,000,000	$–	–	5,000,000	–
Royalty revenue	32,962	–	–	–	–

Total Revenues	5,059,684	–	33	5,000,965	1,095

Operating expenses
Rent	909,229	36,234	17,892	80,866	53,596
Selling, general and administrative (Note 8)	19,361,353	463,626	542,788	1,994,014	1,478,692
Research and development	3,190,392	124,511	108,581	264,655	346,024

Total Operating Expenses	23,460,974	624,371	669,261	2,339,535	1,878,312

Income (Loss) from Operations	(18,401,290)	(624,371)	(669,228)	2,661,430	(1,877,217)

Other income (expenses)
Bad debts	(11,250)	–	–	–	–
Interest income	7,360	2,439	–	5,600	–
Interest expense:		–	–	–	–
Related parties	(84,152)	–	–	–	–
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(445,365)	(7)	(734)	(2,107)	(2,239)
Gain on derivative liability	142,861	–	–	–	–
Gain on interest forgiveness	2,947	–	–	2,947	–
Gain (loss) on settled payables (Note 14)	(745,538)	45	–	12,422	–

Income (Loss) Before Extraordinary Item	(19,679,670)	(621,894)	(669,962)	2,680,292	(1,879,456)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Income (Loss)	(18,079,670)	(621,894)	(669,962)	2,680,292	(1,879,456)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(652,150)	(13,721)	51,583	(26,190)	29,520
Net Comprehensive Income (Loss)	$(18,731,820)	$(635,615)	$(618,379)	$2,654,102	$(1,849,936)

Basic net income (loss) per share		$(0.01)	$(0.01)	$0.03	$(0.03)
Diluted net income (loss) per share		$(0.01)	$(0.01)	$0.03	$(0.03)

Weighted average common shares used in calculating basic net income (loss) per share		83,555,653	78,051,439	83,555,653	72,239,998
Weighted average common shares used in calculating diluted net income (loss) per share		83,555,653	78,051,439	93,716,253	72,239,998

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

		Accumulated from May 27, 2003 (Date of Inception) to	For the Nine Months Ended (Unaudited)
		September 30, 2012 (Unaudited)	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)		$(18,079,670)	$2,680,292	$(1,879,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debts		11,250	–	–
Depreciation and amortization		63,936	2,155	505
Common stock issued for services and payables		989,697	3,605	–
Stock-based compensation		12,107,622	–	1,151,329
Amortization of debt discount		145,243	–	–
Loss (gain) on settled liabilities		807,231	(15,369)	17,500
Gain on derivative liability		(142,861)	–	–
Changes in current assets and liabilities:
Receivables		17,857	(18,066)	(11,813)
Employee advances		(15,591)	(7)	11
Prepaid expenses		(74,005)	(61,734)	642
Accounts payable and accrued liabilities		638,389	(35,492)	(17,094)
Accrued interest payable		66,024	907	(16,252)
Net cash provided (used) in operating activities		(3,464,878)	2,556,291	(754,628)
Cash flows from investing activities:
Investment in term deposit		(1,690,249)	(1,690,249)	–
Purchases of equipment		(48,229)	(21,287)	–
Net cash used in investing activities		(1,738,478)	(1,711,536)	–
Cash flows from financing activities:
Proceeds from related party advances		1,326,714	8,588	(97,140)
Repayment of related party advances		(1,024,140)	(140,677)	–
Proceeds from promissory notes issued to related parties		411,509	–	–
Repayment of related party promissory notes		(493,941)	–	–
Proceeds from convertible promissory note		933,926	–	–
Repayment of convertible promissory notes		(947,462)	–	–
Proceeds from other promissory note		993,120	–	3,000
Repayment of other promissory notes		(449,220)	(6,000)	–
Payments on capital lease obligation		(12,071)	–	–
Proceeds from line of credit		60,659	–	(8,968)
Repayment of line of credit		(60,659)	(38,074)	–
Purchase of treasury stock		(43,039)	(43,039)	–
Proceeds from stock options and warrants exercised		532,915	–	–
Proceeds from sale of common shares		5,380,680	130,000	771,070
Net cash provided (used) by financing activities		6,608,991	(89,202)	667,962
Effect of exchange rate changes on cash		(652,150)	(26,190)	29,521
Net change in cash		753,485	729,363	(57,145)
Cash, beginning of period		1,530	25,652	86,817
Cash, end of period		$755,015	$755,015	$29,672
Non-Cash Information:
Cashless exercise of warrants		$275	$–	$187
Stock issued to settle notes payable plus accrued interest		$1,445,853	$–	$–
Line of credit converted to bank loan		$44,359	$–	$–
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$		$–	$–
Cash paid for interest		$215,038	$2,107	$1,233

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Receivable	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$

Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	–	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	–	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	–	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	–	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,214,823)	–	(2,214,823)

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Receivable	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Currency translation adjustment	–	–	–	–	–	–	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	–	–	–	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	–	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one–half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one–half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	–	–	62,500

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Receivable	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	–	–	2,361,327
Comprehensive loss:						–
Net loss	–	–	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	–	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	–	–	28,000

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Receivable	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	–	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	–	–	27,300

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Receivable	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	–	–	1,553,666
Comprehensive loss:

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Receivable	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Net loss	–	–	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	–	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	–	–	157,700
Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Receivable	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	–	–	83,647
Stock receivable	–	–	–	–	–	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	–	–	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)
Stock issued for services ($0.103/share)	35,000	35	3,570	–	–	–	–	–	–	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	–	–	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	–	–	85,000
Purchase of treasury stock	–	–	–	432,000	(43,039)	–	–	–	–	(43,039)
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	2,680,292	–	2,680,292
Currency translation adjustment	–	–	–	–	–	–	–	–	(26,190)	(26,190)
Balance, September 30, 2012 (Unaudited)	83,735,606	83,736	23,068,642	432,000	(43,039)	–	(2,264,854)	(18,079,670)	(652,150)	2,112,665

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

Reverse Merger

On March 11, 2003, WLGC entered into an Agreement and Plan of Merger (the “Agreement”) with WordLogic Corporation (“WCPC”), a private British Columbia, Canada corporation. On May 27, 2003, WLGC issued 19,016,658 shares of its common stock in exchange for all 19,016,658 outstanding common shares of WCPC, and the two companies merged. This merger has been treated as a recapitalization of WCPC, with WLGC as the surviving legal entity. Since WLGC had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,907,006 shares of WCPC’s common stock for the net assets of WLGC. Following the closing, WLGC remained the surviving corporation with 21,923,664 common shares outstanding, of which the former shareholders of WCPC owned approximately 86.74%.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current quarter, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At September 30, 2012 the Company has incurred losses of $18,079,670 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of September 30, 2012 and December 31, 2011. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at September 30, 2012 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $755,015 and $14,787 at September 30, 2012 and December 31, 2011, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at September 30, 2012 or December 31, 2011.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $1,690,249 and $Nil at September 30, 2012 and December 31, 2011 respectively.  The company has recorded interest receivable of $2,884 and $Nil at September 30, 2012 and December 31, 2011 respectively.

See Note 2.m for further information on fair value.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

f)

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

g)

Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives as follows:

Asset	Method	Rate

Computer equipment	Straight-line	33.3%
Computer software	Straight-line	100.0%
Furniture and fixtures	Declining balance	20.0%
Other equipment	Declining balance	20.0%

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the nine months ended September 30, 2012 and 2011.

Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

h)

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

i)

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

j)

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are charged to operations as incurred.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

k)

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

l)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2012. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2012.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of September 30, 2012 and December 31, 2011:

Level	September 30, 2012	December 31, 2011
Level 1	$1,690,249	$nil
Level 2	–	–
Level 3	–	–

n)

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

o)

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

p)

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)
	2012	2011	2012	2011

Numerator:
Net income (loss) – basic and diluted	$(621,894)	$(669,962)	$2,680,292	$(1,879,456)

Denominator:
Basic weighted average common shares outstanding	83,555,653	78,051,439	83,555,653	72,239,998
Effect of dilutive securities:
Stock options	–	–	750,000	–
Warrants	–	–	9,410,600	–
Diluted weighted average common shares outstanding	83,555,653	78,051,439	93,716,253	72,239,998

Net income (loss) per share - basic	$(0.01)	$(0.01)	$0.03	$(0.03)
Net income (loss) per share - diluted	$(0.01)	$(0.01)	$0.03	$(0.03)

Due to a net loss for the three months ended September 30, 2011 and 2012, and nine months ended September 30, 2011, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

q)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the nine month periods ended September 30, 2012 and 2011, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

r)

Advertising Costs

Advertising costs are charged to operations as incurred.

s)

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

t)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

RESTRICTED CASH

As of September 30, 2012 and December 31, 2011, we had restricted cash balances of $nil and $10,865, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling USD $1,690,249 at September 30, 2012 as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
March 22, 2012	1,125,000	December 17, 2012	0.45%
September 18, 2012	250,000	January 18, 2013	0.30%
September 18, 2012	250,000	February 18, 2013	0.30%
April 10, 2012	50,000	April 10, 2013	0.35%
May 29, 2012	15,249	May 29, 2013	1.00%
Total	1,690,249

The Company has recorded an accrued interest receivable of $2,884 for above term deposits as of September 30, 2012 based on statements provided by Royal Bank of Canada.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

5.

PREPAID EXPENSES

As of September 30, 2012 and December 31, 2011, we had prepaid expenses of $74,005 and $12,271, respectively.  Prepaid expenses consisted of the following:

Vendor	September 30, 2012	December 31, 2011
	$	$
Bentall L.P.	12,686	12,271
MCC Meridian Capital Corp.	33,944	–
The Zamnu Inc.	17,000	–
Srividya.G	7,000	–
Others	3,375	–
Total	74,005	12,271

6.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of September 30, 2012 $	Net Carrying Amount as of September 30, 2012 $	Net Carrying Amount as of December 31, 2011 $
Office equipment	11,046	4,215	6,831	264
Computer equipment	156,124	144,458	11,666	584
Computer software	7,208	7,208	-	-
Furniture and fixtures	17,182	14,651	2,531	1,048

	191,560	170,532	21,028	1,896

Depreciation expense totaled $2,155 and $505 for the nine months ended September 30, 2012 and 2011, respectively.

7.

BANK LOANS PAYABLE

Represents loans from the Royal Bank of Canada, repayable upon demand, as follows:

a.

In the amount of CDN$nil (US$nil) as at September 30, 2012, CDN$24,950 (US$24,533) as at December 31, 2011, requiring monthly blended payments of CDN$835 (US$821) including principal and interest at 4.25% per annum.  The loan was paid in full during the nine month period ended September 30, 2012.

b.

In the amount of CDN$nil (US$nil) as at September 30, 2012, CDN$13,747 (US$13,541) as at December 31, 2011, requiring monthly blended payments of CDN$1,540 (US$1,514) including principal and interest at 5.02% per annum.  The loan was paid in full during the nine month period ended September 30, 2012.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2012. Management fees incurred by the Company totaled $269,500 ($CAD 270,000) and $276,202 ($CAD 270,000) for the nine months ended September 30, 2012 and 2011, respectively.  In addition, on March 14, 2012, the Company has paid a performance bonus of $176,936 to this private company. The Company’s Board of Directors approved to pay in advance management fees for October, November, and December 31, 2012 to a private company on August 31, 2012. The aggregate amount of fees to be pre-paid to a private company shall be CAD $90,000 plus applicable taxes. As at September 30, 2012 the prepaid expenses balance to a private company is $33,944 and the amount owing to this private company totaled $1,677.

b.

During the year ended December 31, 2008, the Company received proceeds of $150,810 ($CAD 150,000) from a director on an unsecured promissory note.  During the year ended December 31, 2010, the Company settled the loan through the issuance of shares of its common stock. The note bears interest at 8% per annum, matures December 31, 2010 and includes $150,810 ($CAD 150,000) of principal and all related accrued interest.  Accrued interest payable on the note totaled $32,414 ($CAD 31,786) and $31,255 ($CAD 31,786) at September 30, 2012 and December 31, 2011, respectively. Interest expense on the note during the nine months ended September 30, 2012 and 2011 totaled $nil ($CAD nil) and $nil ($CAD nil), respectively.

c.

During the nine months ended September 30, 2012, the Company incurred accounting fees of $29,945 with a private company of which an officer is also an officer.  As at September 30, 2012, the amount owing to this private company totaled $5,083.

d.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $US 17,000, expiring March 17, 2013. Management fees incurred by the Company totaled $117,881 for the nine months ended September 30, 2012. As at September 30, 2012 the amount owing to this private company totaled $nil.

e.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $CAD 15,000, expiring April 27, 2013. Management fees incurred by the Company totaled $96,636 for the nine months ended September 30, 2012. As at September 30, 2012 the amount owing to this private company totaled $8,588.

9.

NOTES PAYABLE

Promissory Notes

a.

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010. During the year ended December 31, 2011, the Company received further proceeds of $17,000 and settled $21,900, only this amount was settled through the issuance of shares of its common stock, leaving a balance owing of $3,500 at December 31, 2011.  The balance of $3,500 was paid in full and accrued interest balance of $2,947 was forgiven during the nine month period ended September 30, 2012.

Interest expense on the note during the nine month period ended September 30, 2012 and 2011 totaled $2,107 and $1,505, respectively.

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

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2010	2,577,555	0.20	1.40
Issued	9,537,600	0.14	1.29
Exercised	–	–	–
Expired/Cancelled	(456,055)	–	–

Balance, December 31, 2011	11,659,100	0.13	1.42
Issued	1,550,000	0.10	1.59
Exercised	–	–	–
Expired/Cancelled	(1,834,000)	–	–
Outstanding, September 30, 2012	11,375,100	0.12	0.98

11.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. As of September 30, 2012, the Company purchased 432,000 common shares for USD $43,039, at an average price of USD $0.0996 per share.

12.

STOCK-BASED COMPENSATION

The Company has, since incorporation, adopted three stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock.  The third plan is dated July 30, 2012, under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors.

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

The Company did not grant any options during the nine months ended September 30, 2012.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	4,540,000	$ 0.69

Granted	–	–
Exercised	–	–
Expired/Cancelled	(490,000)	0.25

Outstanding, September 30, 2012	4,050,000	$ 0.54	1.35	$nil

Exercisable, September 30, 2012	4,050,000	$ 0.54	1.35	$nil

A summary of the status of the Company’s nonvested shares as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	–	–
Granted	–	–
Vested	–	–

Nonvested at September 30, 2012	–	–

As at September 30, 2012 there was $nil total unrecognized compensation cost related to nonvested share-based compensation arrangements.

13.

PATENTS LICENSING REVENUE

On February 29, 2012, the Company entered into a Patent License Agreement (“Agreement”) with RPX Corporation (RPX) whereby the Company granted a patent license to RPX. Under the terms of the Agreement, RPX’s affiliated members are granted the non-exclusive right to use patents for the remainder of the patents’ lives and the release of past infringement in exchange for a one-time payment of $5.0 million which is non-refundable and non-cancellable. The Company is under no obligation to keep the patents current and does not give up ownership of the patents nor do they have to provide any future services.

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

14.

GAIN ON SETTLED PAYABLES

The Company had recorded a gain on settled payables of US $12,422 based on the release agreement provided by an unrelated creditor, Manning Elliott on June 15, 2012.

The Company settled an outstanding note payable with an unrelated party, Carrillo Huettel, LLP, on June 22, 2012, and outstanding interest payable of $2,947 was then forgiven.

15.

LEGAL PROCEEDINGS

CIVIL LITIGATION

In January, 2011, Mr. Knaven, a former officer and director of the Company, commenced a complaint to British Columbia’s Employment Standards Branch against the Company (the “ESB Complaint”) alleging that he was owed unpaid wages.  In October, 2011, Mr. Knaven initiated two further legal proceedings against the Company in B.C. Supreme Court (the “Supreme Court Actions”), in which he advanced further complaints in respect of claims for shares and interest, a claim for wrongful dismissal, and further claims for general and unspecified damages.

Regarding the ESB Complaint, on October 24, 2012 the Company applied successfully for a ruling placing that complaint in abeyance, to be dealt with by the B.C. Supreme Court rather than the ESB.  In accordance with that ruling, Mr. Knaven on November 9, 2011 delivered a proposed amendment to one of the Supreme Court Actions.  The quantified portion of Mr. Knaven’s claims totals approximately $261,752. He also seeks general and unspecified damages which are unquantified.

The Company vigorously contests the claims, and is preparing a Response and a Counterclaim regarding all of the above referenced disputes.  The outcome of the above litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

16.

SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012	December 31, 2011
Current Assets	$2,552,398	$52,979
Current Liabilities	$460,761	$686,878
Working Capital (deficit)	$2,091,637	(633,899)

Cash Flows

	September 30, 2012	September 30, 2011
Cash Flows from (used in) Operating Activities	$2,556,291	$(754,628)
Cash Flows from (used in) Investing Activities	$(1,711,536)	$nil
Cash Flows from (used in) Financing Activities	$(89,202)	$667,962
Effect of exchange rate changes on cash	$(26,190)	29,521
Net Increase (decrease) in Cash During Period	$729,363	$(57,145)

Operating Revenues

Operating revenues for the nine months ended September 30, 2012 were $5,000,965 and is comprised of product sales of $965 and license granting of $5,000,000.

Operating revenues for the nine months ended September 30, 2011 were $1,095 and is comprised of product sales totaling $1,095.

Operating Expenses and Net Loss

Operating expenses for the nine month period ended September 30, 2012 were $2,339,535 and is comprised of $80,866 in rent, $1,994,014 in selling, general and administrative and $264,655 in research and development. Operating expenses for the same period ended September 30, 2011 were $1,878,312 and is comprised of $53,596 in rent, $1,478,692 in selling, general and administrative and $346,024 in research and development.

Net income for the nine month period ended September 30, 2012 was $2,680,292 and is comprised of $2,661,430 income from operations, $5,600 in interest income, $2,107 in interest expense, $2,947 in gain on interest forgiveness, and $12,422 in gain on settled payable.  Net loss for the same period ended September 30, 2011 was $1,879,456 and is comprised of $1,877,217 loss from operations and $2,239 in interest expense.

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash and current asset balance was $2,552,398 compared to $52,979 as at December 31, 2011. The increase in current assets of $2,499,419 is attributed to an increase of $740,228 in cash and cash equivalents, a decrease of $10,865 in restricted cash, an increase of $1,690,249 in investments, an increase of $15,182 in HST/GST refund receivable, an increase of $7 in employee advances, an increase of $2,884 in interest receivable, and an increase in prepaid expenses of $61,734.

As at September 30, 2012, the Company had current and total liabilities of $460,761 compared with current and total liabilities of $686,878 as at December 31, 2011. The decrease in total liabilities of $226,117 is attributed to a $47,914 decrease in accounts payable and accrued liabilities, a decrease of $38,074 in bank loans payable, a decrease of $132,089 in indebtedness to related parties, a decrease of $6,000 in notes payable, and a decrease of $2,040 in accrued interest.

As at September 30, 2012, the Company had a working capital of $2,091,637 compared with a working capital deficit of $633,899 as at December 31, 2011.  The increase in working capital was primarily attributed to an increase in investments and a reduction in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the nine month period ended September 30, 2012, the Company generated $2,556,291 of cash for operating activities compared to the use of $754,628 of cash for operating activities during the same period ended September 30, 2011. The change in net cash generated in operating activities is primarily attributed to an increase in revenue from patents licencing.

Cashflow from Investing Activities

During the nine month period ended September 30, 2012, the Company used $1,711,536 of cash for investing activities compared to $nil of cash for investing activities during the same period ended September 30, 2011. The change in net cash used in investing activities is primarily attributed to purchase of equipment and investments in term deposits.

Cashflow from Financing Activities

During the nine month period ended September 30, 2012, the Company used $89,202 of cash from financing activities compared to cash received $667,962 for the same period ended September 30, 2011.  The change in cash flows from financing activities is primarily attributed to an increase in repayment of related party advances, repayment of line of credit, and other promissory notes, net of decrease in sale of common shares.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In January, 2011, Mr. Knaven, a former officer and director of the Company, commenced a complaint to British Columbia’s Employment Standards Branch against the Company (the “ESB Complaint”) alleging that he was owed unpaid wages.  In October, 2011, Mr. Knaven initiated two further legal proceedings against the Company in B.C. Supreme Court (the “Supreme Court Actions”), in which he advanced further complaints in respect of claims for shares and interest, a claim for wrongful dismissal, and further claims for general and unspecified damages.

Regarding the ESB Complaint, on October 24, 2012 the Company applied successfully for a ruling placing that complaint in abeyance, to be dealt with by the B.C. Supreme Court rather than the ESB.  In accordance with that ruling, Mr. Knaven on November 9, 2011 delivered a proposed amendment to one of the Supreme Court Actions.  The quantified portion of Mr. Knaven’s claims totals approximately $261,752. He also seeks general and unspecified damages which are unquantified.

The Company vigorously contests the claims, and is preparing a Response and a Counterclaim regarding all of the above referenced disputes.  The outcome of the above litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

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

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.01b	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on August 8, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2012 Equity Incentive Plan	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Stock Units	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
10.01	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.02	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.10	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.15	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.16	Settlement Agreement between the Company and Luis Carrillo dated October 21, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Cancellation Agreement between the Company and Frank R. Evanshen dated October 27, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Promissory Note for Luis Carrillo for $3,500 dated February 27, 2012.	Filed with the SEC on April 13, 2012 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.

Exhibit
Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  November 15, 2012

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  November 15, 2012

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  November 15, 2012

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  November 15, 2012

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director