Form 10-K
period 2012-12-31
WORDLOGIC CORP
filed 2013-04-10
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $7,759,779 based upon the price ($0.105) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “WLGC.OB”

As of April 2, 2013, there were 83,276,717 shares of the registrant’s $0.001 par value common stock issued and 83,045,177 shares outstanding.

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

•

Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

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

We are a software company that develops, markets, licenses and sells advanced predictive text solutions designed to accelerate the entry and retrieval of text and information for personal computing devices ranging from small handheld Mobile Devices with touch screen and QWERTY keyboards to desktop computers and tablet PCs.  As efficient text input becomes more important due to the rapid expansion of data such as SMS, email, social networking, and search, the Company seeks to provide a natural input method that could reduce finger movements by over 50%, supply accurate multiple word predictions in just a gesture or two, and help users to control their input and enhance their communication.  The Company's Intelligent Input Platform™ and iKnowU™ keyboard application represent a new method for text input that is not solely focused on typing or speaking with speed and accuracy. Rather, as people input, search, text, email, and compose, the Company seeks to help individuals communicate and control their message, enhancing both accuracy and semantics in order to help users create meaning.

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

In March 2011, a new finger touchscreen prototype of the Company's WordLogic™ Predictive Keyboard was nominated for a CTIA Wireless 2011 Emerging Technology Award. The CTIA E-Tech Award category covers new or yet-to-be introduced products that enhance productivity and organization.

In February 2012, the Company entered into an agreement with RPX Corporation (“RPX”), for RPX to license the Company’s advanced predictive input software patents.  Under the terms of the agreement, the Company received a $5 million non-dilutive cash payment, while retaining full ownership of its patent portfolio.  RPX Corporation is a provider of patent risk solutions, offering defensive buying, acquisition syndication, patent intelligence and advisory services.  By acquiring patents, RPX helps to mitigate and manage patent risk for its growing client network.

In October 2012, the iKnowU™ keyboard application for Android powered devices was released. It leverages the Company’s state-of-the-art patented technology, delivering the most advanced keyboard automation solution available.

In January 2013, the Company released its new predictive text solution, WordLogic for Business, allowing organizations to improve productivity through accurate, faster and more consistent text entry across the workforce.

Technology Overview

iKnowU™ 's award-winning keyboard is the most feature-rich and intuitive application for Android powered devices. We are the only keyboard provider that has the ability to predict entire phrases and sentences through their WordChunking™ technology, as well as offering the Company’s Gesturing™  capabilities.  This unique feature gives users the ability to enter words and phrases with sub-second input, resulting in rapid entry speeds with full accuracy.  Since October 2012, over 60,000 Android users have downloaded the application and are enjoying the most feature-rich, intelligent keyboard on the market. The application uniquely features:

The Company’s technology is unique in that it encompasses both the desk top PC and mobile device platforms. This patented technology can improve the way that mobile device users interact with their devices and open the door to new revenue streams as well as provide a competitive advantage against rival companies.

The Company also released the incredible power of its patented predictive text technology, WordLogic for Business, to the workplace in one cost-effective solution. With over ten years experience, the Company understands the need for enterprises to offer their workers the ability to rapidly and seamlessly enter industry or company-specific words and sentences into a multitude of devices from PC’s to mobile phones and tablets. WordLogic for Business is optimized to run on Android tablets and smartphones as well as desktop PCs. It can also be used with custom touchscreen devices, such as touchscreen PDAs used by couriers and delivery companies. WordLogic for Business automatically syncs across all devices currently in use and delivers a consistent, high-quality experience for the end-user, irrespective of the device or platform they are using. Companies seeking to adopt predictive text can build WordLogic for Business into their existing IT infrastructure using WordLogic's simple SDK.

Intellectual Property

We own the copyright of all of the content of our website, www.WordLogic.com.

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

On February 12, 2013 we received trademark notice of allowance for the mark “IknowU” under serial number 85678117 in the United States.

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

Product Availability

The Company released iKnowU™ to support Android-based devices, as Android became a market leader with a more than 75% share by the end of 2012 (Source: Business Insider 2012). The iKnowU™ is available to download from the Google Play store for $1.99, with a free time-limited trial version also available.

The Company also brings the incredible power of its patented predictive text technology, released its new predictive text solution, WordLogic for Business, allowing organizations to improve productivity through accurate, faster and more consistent text entry across the workforce. Organizations seeking to adopt predictive text can build WordLogic for Business into their existing IT infrastructure using WordLogic's simple Software Development Kits. WordLogic for Business is available worldwide to businesses of all sizes as either a fully-hosted service from WordLogic or installed and internally hosted on the customer's systems and is available in multiple languages.

Target Customers

The Company’s target customers will likely include Tier 1 wireless operators in the U.S. as well as smartphone original equipment manufacturers (OEMs). In the telecommunications industry, a Tier 1 wireless carrier entails a company that is the sole operator of its network, indicating that this provider offers a direct connection to the networks it uses to deliver voice and data as well as to the Internet. AT&T Inc. (T-NYSE), Verizon Communications Inc. (VZ-NYSE), Sprint Nextel Corp. (S-NYSE), and T-Mobile USA, Inc. are examples of Tier 1 operators. Conversely, Tier 2 companies may procure a portion of their networks from the Tier 1 carriers, and Tier 3 operators are wholly reliant on the networks of the Tier 1 and Tier 2 firms. In addition to targeting the Tier 1 carriers, the Company intends to market its technology to smartphone OEMs. Examples of smartphone OEMs include Samsung Electronics Co., Ltd., HTC Corp. (2498-TPE), Motorola Mobility Holdings Inc. (MMI-NYSE), Nokia and LG Electronics Inc. Customers this size may have the potential to apply the Company’s technology in up to 200 million units annually. The Company will also be targeting its enterprise solution WordLogic for Business to individual corporations, as well as enterprise software manufacturers such as Oracle, Microsoft and SAP.

Marketing Strategy

The Company designed and implemented a new logo and website design in 2012. In October of 2012, the Company soft-launched its first Android product iKnowU™ on Google Play and created a specifically branded site iknowu.net. The Company started marketing campaigns and promotion of the iKnowU™ product via banner advertising campaigns on numerous mobile and internet portals.

The Company has engaged a marketing and public relations firms to disseminate the iKnowU™ - Wordlogic message to publishers worldwide.

Future retail-based marketing plans include customer email campaigns featuring corporate news and updated product information, external email marketing campaigns to attract new customers, and affiliate marketing.

Growth Strategy

In addition to further developing its current product offering, much of the Company’s strategy for growth going forward is based on its U.S. and European patents.  As well as leveraging its intellectual property, the Company seeks to increase emphasis on its predictive text platform, which the Company believes can offer predictive input with a broad range of Internet-enabled control and communication applications.  Other projects in development include expanding and enhancing the Company’s retail product offerings.  Ultimately, the Company believes that it may become an acquisition target for larger companies within the technology sector due to the breadth of its patent portfolio and the novel characteristics of its technology.

The Industry

Smartphones and mobile devices have become a necessity for many professional and non-professional individuals. Touchscreens, email, 3G, 4G, and power-packed mobile applications have resulted in considerable growth of new devices. To this extent, the Company estimates that nearly 75% of phones shipped in the U.S. contain either a QWERTY or touchscreen keyboard. Over 700 million smartphones were sold in 2012 and could see a 50% increase each year for the next few years to over a billion smartphone sales in 2013.

Likewise, the PC market represents billions of dollars of equipment that uses text input and millions of consumers who could benefit from refined input and search options. Although not double digit growth in 2013, 384 million desktop PCs, portable computers, and mini-notebooks are expected to ship to consumers, The Company may be of value to PC manufacturers that are seeking innovative advancements to the PC experience in order to remain competitive. Likewise, versions of the Company's technology can be incorporated into the growing number of tablet computers entering the marketplace (estimated at over 165 million for 2013).

Further, the information technology (IT) industry is experiencing several related trends: (1) rapid growth of mobile devices; (2) tablets gaining in popularity over netbooks; (3) smartphones becoming more advanced; (4) enterprise workers seeking to use their phones for both business and personal tasks; and (5) increasing developer activity online. Accordingly, there will likely be even greater emphasis on mobile apps going forward, particularly for tablets, and targeted toward enterprise. In many cases, large enterprises are expected to launch apps specific for their workforces, as these companies seek to reduce costs and leverage time and cost efficiencies (Source: The New Wave of App Development from TechNewsWorld ™, February 1, 2011).

Outsell, Inc., a research and advisory firm for the publishing and information industries, estimates that the global information industry is valued at $506 billion with strong gains coming from web search. The Company believes that there is considerable unmet need within this market for improved enterprise search tools and, consequently, an opportunity for our technology operating as either a front-end application or as a standalone product.

Competition

The Company believes that speed, ease of use, phrase prediction and a relatively small footprint are advantages of its technology that could further establish the Company as a provider of text input and manipulation software, particularly for mobile phones. However, as the demand for text-savvy phones accelerates, competition among text input solution providers is also increasing. Introducing technology and user interface enhancements is crucial to maintaining a competitive advantage.

Altogether, the predictive technology landscape is considered to be relatively competitive. Yet, within the refined search area, the Company believes that there are fewer competitors because although many developers would like to build better predictive text technologies, many do not possess the existing technology and code to do so.

We compete with companies such as SwiftKey and Nuance that offer keyboard solutions that are not as robust as the company offerings but have significant market share among handset manufacturers and carriers. In 2012, SwiftKey spent more days as Google Play’s No.1 paid download than any other app, validating the global market for better text input for mobile devices. As we increase marketing and the awareness of the iKnowU™ product we are poised to significantly capture our competitor’s clients and new customers.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

On June 23, 2010, we entered into a lease agreement for office space located at 1130 West Pender St., Suite 230, Vancouver, BC Canada V6E 4A4. Since that time, we have not sought to move or change our office site.  Our telephone number remains (604) 257-3600. Under the lease, we currently pay a total of $6,954 CAD per month on a month-to-month basis for 2113ft of corporate office space. The space we lease is utilized for general main office purposes.

On June 15, 2012, we also entered into a lease agreement for new office space located at 175 Varick Street, Office number 345, New York, NY 10014 U.S.A. Under the lease, we currently pay a total of $1,400 USD per month on a month-to-month basis for 80ft of corporate office space. The space we lease is utilized for general office purposes.

On July 10, 2012, we also entered into a lease agreement for new office space located at 3820 Cessna Drive, Suite 190, Richmond, BC Canada V7B 0A2. Under the lease, we currently pay a total of $2,172 CAD per month on a month-to-month basis for 934ft of corporate office space. The space we lease is utilized for general office purposes. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

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

The Company vigorously contests the claims, and has filed Responses and Counterclaims regarding all of the above referenced disputes.  The Counterclaims name Mr. Knaven and others as defendants by counterclaim. Mr. Knaven has been served and has filed Responses disputing and denying the Counterclaims.

The other defendants by counterclaim have not yet been served.  They include Mr. Mike Flom who appears to have been involved in assisting Mr. Knaven in formulating and advancing Knaven’s various claims against the Company.  In addition, although Mr. Flom has neither threatened nor served any legal proceedings of his own, Mr. Flom had, during 2012, asserted that the Company owed him a “termination” payment and related sums totaling in excess of $500,000, and the issuance of shares.  The Company has put Mr. Flom on notice that it does not accept those assertions.

In October, 2012, Biller Communications (“Biller”), a former consulting firm of the Company, commenced a complaint to Supreme Court of the State of New York against the Company alleging that the Company owes Biller $30,456, pursuant to a contract. The Company vigorously contests that the Company owes Biller any money. The Company filed a Verified Answer raising numerous defenses and Discovery Demands upon the attorneys for Biller.

Subsequent to December 31, 2012, the Company received notice from the former Chief Operating Officer (“COO”), threatening a “whistle blower” claim pursuant to the Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration. Accordingly it has commenced arbitration in British Columbia, Canada to resolve the issues. The Company also appointed an independent director to conduct an investigation into the allegations raised by the former COO to report to the Board of Directors on the outcome of his investigation, together with recommendations. The report was delivered to the Board of Directors on March 13, 2013.

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Paul Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Mr. Silverstein as President and CEO of the Corporation. The Corporation has not yet responded to the claims and the complaint is in the initial stages.

The outcome of above litigations and possible litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is currently quoted on the OTC Bulletin Board (OTCBB).  Our Common Stock has been quoted on the OTC Bulletin Board trading under the symbol “WLGC.OB” since April 14, 2003.  Because we are quoted on the OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2011 through December 31, 2012, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 – High	$0.20	$0.13	$0.1199	$0.11
2012 – Low	$0.091	$0.101	$0.09	$0.0687
2011 – High	$0.36	$0.28	$0.21	$0.15
2011 – Low	$0.12	$0.15	$0.10	$0.08

Record Holders

As of April 2, 2013, an aggregate of 83,276,717 shares of our Common Stock were issued and outstanding and were owned by approximately 110 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchase and Retirement of Equity Securities

See Note 12 – Treasury Stock of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding share repurchases and retirement of treasury stock. The following is our monthly stock repurchases for the fiscal year 2012:

Period	Total number of Shares Purchased	Average Price Paid per Share
August 1, 2012 – August 31, 2012	99,000	$0.0961
September 1, 2012 – September 31, 2012	333,000	$0.1007
October 1, 2012 – October 31, 2012	370,140	$0.1036
November 1, 2012 – November 30, 2012	229,400	$0.0874
December 10, 2012, retirement of treasury stock	(800,000)	$-

The repurchases were made using cash resources and occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934.

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

On July 30, 2012, the Company registered on Form S-8 the 2012 Equity Incentive Plan, under which the Company is authorized to issue up to ten million (10,000,000) shares of the Company’s Common Stock to the Company’s employees, executives and consultants.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012	December 31, 2011
Current Assets	$1,758,735	$52,979
Current Liabilities	$487,972	$686,878
Working Capital (deficit)	$ 1,270,763	(633,899)

Cash Flows

	December 31, 2012	December 31, 2011
Cash Flows from (used in) Operating Activities	$1,835,245	$(917,798)
Cash Flows from (used in) Investing Activities	$(936,123)	$nil
Cash Flows from (used in) Financing Activities	$(137,408)	$848,238
Effect of exchange rate changes on cash	$(31,200)	8,395
Net Increase (decrease) in Cash During Period	$730,514	$(61,165)

Operating Revenues

Operating revenues for the twelve months ended December 31, 2012 were $5,000,991 and is comprised of product sales of $991 and license granting of $5,000,000.

Operating revenues for the twelve months ended December 31, 2011 were $4,076 and is comprised of product sales totaling $4,076.

Operating Expenses and Net Loss

Operating expenses for the twelve months period ended December 31, 2012 were $3,640,436 and is comprised of $119,864 in rent, $3,121,636 in selling, general and administrative and $398,936 in research and development. Operating expenses for the same period ended December 31, 2011 were $1,987,410 and is comprised of $71,164 in rent, $1,556,967 in selling, general and administrative and $359,279 in research and development.

Net income for the twelve months period ended December 31, 2012 was $1,380,832 and is comprised of $1,360,555 income from operations, $6,992 in interest income, $2,113 in interest expense, $2,947 in gain on interest forgiveness, and $12,451 in gain on settled payable.  Net loss for the same period ended December 31, 2011 was $2,132,373 and is comprised of $1,983,334 loss from operations, $11,250 bad debts, $7,689 in interest expense and $130,100 loss on settlement of debt.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash and current asset balance was $1,758,735 compared to $52,979 as at December 31, 2011. The increase in current assets of $1,705,756 is attributed to an increase of $566,818 in cash and cash equivalents, an increase of $163,696 in restricted cash, an increase of $915,077 in investments, an increase of $17,884 in GST/HST refund receivable, an increase of $5 in employee advances, an increase of $515 in interest receivable, and an increase in prepaid expenses of $47,761.

As at December 31, 2012, the Company had current and total liabilities of $487,972 compared with current and total liabilities of $686,878 as at December 31, 2011. The decrease in total liabilities of $198,906 is attributed to a $30,532 decrease in accounts payable and accrued liabilities, a decrease of $38,074 in bank loans payable, a decrease of $121,894 in indebtedness to related parties, a decrease of $6,000 in notes payable, and a decrease of $2,406 in accrued interest.

As at December 31, 2012, the Company had a working capital of $1,270,763 compared with a working capital deficit of $633,899 as at December 31, 2011.  The increase in working capital was primarily attributed to an increase in investments and a reduction in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the year ended December 31, 2012, the Company generated $1,835,245 of cash for operating activities compared to the use of $917,798 of cash for operating activities during the same period ended December 31, 2011. The change in net cash generated in operating activities is primarily attributed to an increase in revenue from patents licensing.

Cashflow from Investing Activities

During the year ended December 31, 2012, the Company used $936,123 of cash for investing activities compared to $nil of cash for investing activities during the same period ended December 31, 2011. The change in net cash used in investing activities is primarily attributed to purchase of equipment and investments in term deposits.

Cashflow from Financing Activities

During the year ended December 31, 2012, the Company used $137,408 of cash from financing activities compared to cash received $848,238 for the same period ended December 31, 2011.  The change in cash flows from financing activities is primarily attributed to an increase in repayment of related party advances, repayment of line of credit, and other promissory notes, net of decrease in sale of common shares.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORDLOGIC CORPORATION

(A Development Stage Company)

For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WordLogic Corporation

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of WordLogic Corporation (A Development Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the twelve month periods then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 10, 2013

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$581,605	$14,787
Restricted cash (Note 3)	174,561	10,865
Investments (Note 4)	915,077	–
GST/HST refund receivable (Note 6)	32,724	14,840
Employee advances	221	216
Interest receivable (Note 4)	515	–
Prepaid expenses (Note 5)	54,032	12,271

Total Current Assets	1,758,735	52,979

Property and equipment, net of accumulated depreciation (Note 7)	19,365	1,896

Total Assets	$1,778,100	$54,875

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$430,481	$461,013
Bank loans payable (Note 8)	–	38,074
Indebtedness to related parties (Note 9)	25,543	147,437
Accrued interest	31,948	34,354
Notes payable (Note 10)	–	6,000

Total Current Liabilities	487,972	686,878

Total Liabilities	487,972	686,878

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 250,000,000 shares authorized 83,276,717 shares issued and 83,045,177 shares outstanding as of December 31, 2012, and 82,500,606 shares issued and outstanding as of December 31, 2011 (Note 11)	83,277	82,501
Additional paid-in capital	23,524,244	22,946,272
Stock receivable	–	(10,000)
Stock payable	4,000	–
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(19,379,130)	(20,759,962)
Accumulated other comprehensive loss	(657,160)	(625,960)
Treasury stock, 231,540 shares and nil as of December 31, 2012 and December 31, 2011, respectively (Note 12)	(20,249)	–

Total Stockholders’ Equity (Deficit)	1,290,128	(632,003)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,778,100	$54,875

The accompanying notes are an integral part of the consolidated financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2012	December 31, 2012	December 31, 2011
Revenue
Product sales	$26,748	$991	$4,076
Patents licensing (Note 14)	5,000,000	5,000,000	–
Royalty revenue	32,962	–	–

Total Revenues	5,059,710	5,000,991	4,076

Operating expenses
Rent	948,227	119,864	71,164
Selling, general and administrative (Note 9 and 13)	20,488,975	3,121,636	1,556,967
Research and development	3,324,673	398,936	359,279

Total Operating Expenses	24,761,875	3,640,436	1,987,410

Income (Loss) from Operations	(19,702,165)	1,360,555	(1,983,334)

Other income (expenses)
Bad debts	(11,250)	–	(11,250)
Interest income	8,752	6,992	–
Interest expense:
Related parties	(84,152)	–	–
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(445,371)	(2,113)	(7,689)
Gain on derivative liability	142,861	–	–
Gain on interest forgiveness	2,947	2,947	–
Gain (loss) on settled payables (Note 15)	(745,509)	12,451	(130,100)

Income (Loss) Before Extraordinary Item	(20,979,130)	1,380,832	(2,132,373)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Income (Loss)	(19,379,130)	1,380,832	(2,132,373)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(657,160)	(31,200)	8,395
Net Comprehensive Income (Loss)	$(20,036,290)	$1,349,632	$(2,123,978)

Basic net income (loss) per share		$0.02	$(0.03)
Diluted net income (loss) per share		$0.02	$(0.03)

Weighted average common shares used in calculating basic net income (loss) per share		83,726,680	72,623,959
Weighted average common shares used in calculating diluted net income (loss) per share		83,726,680	72,623,959

The accompanying notes are an integral part of the consolidated financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Year Ended
	December 31, 2012 (Unaudited)	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(19,379,130)	$1,380,832	$(2,132,373)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Bad debts	11,250	–	11,250
Depreciation and amortization	65,358	3,577	667
Common stock issued for services and payables	1,050,425	64,333	938,635
Stock-based compensation	12,587,229	479,607	83,644
Amortization of debt discount	145,243	–	–
Loss (gain) on settled liabilities	807,202	(15,398)	130,100
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	17,524	(18,399)	5,635
Employee advances	(15,589)	(5)	5
Prepaid expenses	(54,032)	(41,761)	276
Accounts payable and accrued liabilities	655,799	(18,082)	58,359
Accrued interest payable	65,658	541	(13,996)
Net cash provided (used) in operating activities	(4,185,924)	1,835,245	(917,798)

Cash flows from investing activities:
Investment in term deposits	(915,077)	(915,077)	–
Purchases of equipment	(47,988)	(21,046)	–
Net cash used in investing activities	(963,065)	(936,123)	–

Cash flows from financing activities:
Proceeds from related party advances	1,328,499	10,373	(69,248)
Repayment of related party advances	(1,015,730)	(132,267)	–
Proceeds from promissory notes issued to related parties	411,509	–	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	993,120	–	17,000
Repayment of other promissory notes	(449,220)	(6,000)	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	–	17,058
Repayment of line of credit	(60,659)	(38,074)	(14,144)
Purchase of treasury stock	(101,440)	(101,440)	–
Proceeds from stock options and warrants exercised	532,915	–	–
Proceeds from sale of common shares	5,380,680	130,000	897,572
Net cash provided (used) by financing activities	6,560,785	(137,408)	848,238

Effect of exchange rate changes on cash	(657,160)	(31,200)	8,395
Net change in cash	754,636	730,514	(61,165)
Cash, beginning of period	1,530	25,652	86,817
Cash, end of period	$756,166	$756,166	$25,652

Non-Cash Information:
Cashless exercise of warrants	$275	$–	$187
Stock issued to settle notes payable plus accrued interest	$1,445,853	$–	$160,400
Line of credit converted to bank loan	$44,359	$–	$–
Retirement of treasury stock	$81,191	$81,191	$–
Reclass from common stock to stock payable	$4,000	$4,000	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-	-
Cash paid for interest	$215,044	$2,113	$5,298

The accompanying notes are an integral part of the consolidated financial statements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock Payable	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	(Receivable)	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	–	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	–	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	–	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	–	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	–	–	–	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	–	–	713,189

The accompanying notes are an integral part of the consolidated financial statements.

Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	–	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one–half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one–half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	–	–	2,361,327
Comprehensive loss:						–
Net loss	–	–	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	–	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	–	–	18,000

The accompanying notes are an integral part of the consolidated financial statements.

Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	–	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	–	–	31,050

The accompanying notes are an integral part of the consolidated financial statements.

Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	–	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	–	–	157,700

The accompanying notes are an integral part of the consolidated financial statements.

Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	–	–	83,647
Stock receivable	–	–	–	–	–	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	–	–	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)
Stock issued for services ($0.103/share)	35,000	35	3,570	–	–	–	–	–	–	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	–	–	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	–	–	85,000
Stock issued for services for service at market price on grant date ($0.25/share)	111,111	111	27,666	–	–	–	–	–	–	27,777
Stock issued for services for service at market price on grant date ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Stock issued for services for service at market price on grant date ($0.259/share)	50,000	50	12,900	–	–	–	–	–	–	12,950
Common stock options and warrants vested	–	–	479,607	–	–	–	–	–	–	479,607
Purchase of treasury stock	–	–	–	1,031,540	(101,440)	–	–	–	–	(101,440)
Retirement of treasury stock	(800,000)	(800)	(80,391)	(800,000)	81,191	–	–	–	–	–
Stock payable	(20,000)	(20)	(3,980)	–	–	4,000	–	–	–	–
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	1,380,832	–	1,380,832

The accompanying notes are an integral part of the consolidated financial statements.

Currency translation adjustment	–	–	–	–	–	–	–	–	(31,200)	(31,200)
Balance, December 31, 2012	83,276,717	83,277	23,524,244	231,540	(20,249)	4,000	(2,264,854)	(19,379,130)	(657,160)	1,290,128

The accompanying notes are an integral part of the consolidated financial statements.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2012 the Company has incurred losses of $19,379,130 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of December 31, 2012 and December 31, 2011. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at December 31, 2012 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $581,605 and $14,787 at December 31, 2012 and December 31, 2011, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at December 31, 2012 or December 31, 2011.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $915,077 and $Nil at December 31, 2012 and December 31, 2011, respectively.  The company has recorded interest receivable of $515 and $Nil at December 31, 2012 and December 31, 2011, respectively.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the year ended December 31, 2012 and 2011.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2012. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2012.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of December 31, 2012 and December 31, 2011:

Level	December 31, 2012	December 31, 2011
Level 1	$915,077	$nil
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31
	2012	2011

Numerator:
Net income (loss) – basic and diluted	$1,380,832	$(2,132,373)

Denominator:
Basic weighted average common shares outstanding	83,726,680	73,623,959
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	83,726,680	73,623,959

Net income (loss) per share - basic	$0.02	$(0.03)
Net income (loss) per share - diluted	$0.02	$(0.03)

Due to a net loss for the year ended December 31, 2011, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share. Since the market price of the Company’s share is lower than the exercise price of outstanding stock options and warrants, there is no dilutive effect for the year ended December 31, 2012.

q)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the years ended December 31, 2012 and 2011, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

r)

Advertising Costs

Advertising costs are charged to operations as incurred.

s)

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

3.

RESTRICTED CASH

As of December 31, 2012 and December 31, 2011, the Company had restricted cash balances of $174,561 and $10,865, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices and by the Supreme Court of British Columbia for a contingent legal obligation as summarized as follows:

	December 31, 2012	December 31, 2011
Attorney trust	$26,764	$10,865
Garnishment	$147,797	nil
Total	$174,561	$10,865

The garnished amount of $147,797 is related to a legal proceeding filed by Mr. Knaven for a contingent legal obligation. The outcome of any legal disputes cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution. See Note 16 – Legal Proceedings of the Notes to Financial Statements for further information regarding legal proceedings.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $915,077 at December 31, 2012 as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
September 18, 2012	250,000	February 18, 2013	0.30%
December 17, 2012	200,000	April 17, 2013	0.25%
December 17, 2012	200,000	May 17, 2013	0.25%
December 17, 2012	200,000	June 17, 2013	0.25%
April 10, 2012	50,000	April 10, 2013	0.35%
May 29, 2012	15,077	May 29, 2013	1.00%
Total	915,077

The Company has recorded an accrued interest receivable of $515 for above term deposits as of December 31, 2012 based on statements provided by Royal Bank of Canada.

5.

PREPAID EXPENSES

As of December 31, 2012 and December 31, 2011, we had prepaid expenses of $54,032 and $12,271, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

Vendor	December 31, 2012	December 31, 2011
	$	$
Bentall L.P.	12,543	12,271
GSMA Ltd.	29,710	–
Vantage Communication Ltd.	8,443	–
Others	3,336	–
Total	54,032	12,271

6.

GST/HST RECEIVABLE

The Good Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. As of July 1, 2010, British Columbia (“BC”) harmonized its provincial sales tax (“PST”) with the GST to implement the harmonized sales tax (“HST”) at the rate of 12%. All businesses operating in BC are responsible for collecting and remitting HST to the Canadian government. A GST/HST registrant should collect the GST/HST on most of their sales and pay the GST/HST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST/HST paid or payable on the purchases they use in commercial activities. However, during the year ended December 31, 2012, the Company has not collected any GST/HST since all sales were incurred in the United State which sales are not HST taxable. The Company has filed GST/HST returns quarterly and claimed only ITC’s during the year ended December 31, 2012. As the result of this, as of December 31, 2012 and December 31, 2011, the Company had GST/HST refund receivable of $32,724 (CAD $32,558) and $14,840 (CAD $15,092), respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of December 31, 2012 $	Net Carrying Amount as of December 31, 2012 $	Net Carrying Amount as of December 31, 2011 $
Office equipment	10,921	4,505	6,416	264
Computer equipment	154,358	143,785	10,573	584
Computer software	7,126	7,126	-	-
Furniture and fixtures	16,987	14,611	2,376	1,048

	189,392	170,027	19,365	1,896

Depreciation expense totaled $3,577 and $667 for the years ended December 31, 2012 and 2011, respectively.

8.

BANK LOANS PAYABLE

Represents loans from the Royal Bank of Canada, repayable upon demand, as follows:

a.

In the amount of CDN$nil (US$nil) as at December 31, 2012, CDN$24,950 (US$24,533) as at December 31, 2011, requiring monthly blended payments of CDN$835 (US$821) including principal and interest at 4.25% per annum.  The loan was paid in full during the twelve months period ended December 31, 2012.

b.

In the amount of CDN$nil (US$nil) as at December 31, 2012, CDN$13,747 (US$13,541) as at December 31, 2011, requiring monthly blended payments of CDN$1,540 (US$1,514) including principal and interest at 5.02% per annum.  The loan was paid in full during the twelve months period ended December 31, 2012.

9.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2012. Management fees incurred by the Company totaled $360,151 ($CAD 360,000) and $365,202 ($CAD 360,000) for the years ended December 31, 2012 and 2011, respectively.  On March 14, 2012, the Company has paid a performance bonus of $133,985 to this private company. As at December 31, 2012, the amount owing to this private company totaled $10,144.

b.

During the year ended December 31, 2012, the Company incurred accounting fees of $32,764 with a private company of which an officer is also an officer.  As at December 31, 2012, the amount owing to this private company totaled $5,026.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $US 17,000, expiring March 17, 2013. Management fees incurred by the Company totaled $168,881 for the year ended December 31, 2012. As at December 31, 2012 the amount owing to this private company totaled $nil.

d.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $CAD 17,000 increased from 15,000 on September 1, 2012, expiring April 27, 2013. Management fees incurred by the Company totaled $149,878 for the year ended December 31, 2012. As at December 31, 2012 the amount owing to this private company totaled $10,373.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

10.

NOTES PAYABLE

Promissory Notes

a.

During the year ended December 31, 2010, the Company received proceeds of $20,400 on an unsecured promissory note and repaid $9,500, leaving a balance owing of $10,900 at December 31, 2010. During the year ended December 31, 2011, the Company received further proceeds of $17,000 and settled $21,900 through the issuance of shares of its common stock, leaving a balance owing of $6,000 at December 31, 2011.  The balance of $6,000 was paid in full and accrued interest balance of $2,947 was forgiven during the nine month period ended December 31, 2012.

Interest expense on the note during the twelve months period ended December 31, 2012 and 2011 totaled $2,107 and $2,331, respectively.

11.

COMMON STOCK

For the year ended December 31, 2012:

a.

On December 31, 2012, The Company recorded the issuance of 111,111 shares of its common stock for services. Shares were valued at $0.25 per share and valued at $27,778 based on the market price on date of the issuance, May 11, 2011.

b.

Also on December 31, 2012, the Company recorded the issuance of 200,000 shares of its common stock for services. Shares were valued at $0.10 per share and valued at $20,000 based on the market price on date of the issuance, July 21, 2011.

c.

Also on December 31, 2012, the Company recorded the issuance of 50,000 shares of its common stock at $0.259 per share for services rendered by a consultant valued at $12,950 based on the market price on date of the issuance, June 1, 2011.

d.

In January 2012, the Company issued 35,000 shares of its common stock at $0.103 per share for services rendered by a consultant valued at $3,605 based on the price on the date of grant.

e.

In January 2012, the Company conducted private placement offerings whereby it issued 350,000 units at a price of $0.10 per share for total proceeds of $35,000. Each unit consisted of one share of the Company's common stock and two warrants to purchase an additional share of common stock, exercisable at $0.10 per share.

f.

In February 2012, the Company conducted private placement offerings whereby it issued 850,000 units at a price of $0.10 per share for total proceeds of $85,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

For the year ended December 31, 2011:

a.

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

c.

Also in January 2011, the Company issued 390,000 shares of its common stock at $0.265 per share for services rendered by consultants valued at $103,350 based on the price on the date of grant.  140,000 of these shares were issued to an officer of the Company.

d.

Also in January 2011, the Company issued 200,000 shares of its common stock at $0.25 per share for services rendered by a consultant valued at $50,000 based on the price on the date of grant.

e.

Also in January 2011, the Company issued 100,000 shares of its common stock registered on a Form S-8 at $0.26 per share for services rendered by an officer valued at $26,000 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

f.

Also in January 2011, the Company issued 150,000 shares of its common stock at $0.21 per share for services rendered by consultants valued at $31,500 based on the price on the date of grant.

g.

In February 2011, the Company conducted private placement offerings whereby it issued 600,000 units at a price of $0.10 per share for total proceeds of $60,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.25 per share.

h.

Also in February 2011, the Company issued 85,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $17,000 based on the price on the date of grant.

i.

Also in February 2011, the Company issued 97,220 shares of its common stock at $0.25 per share for services rendered by an officer valued at $24,305 based on the price on the date of grant.

j.

In March 2011, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

k.

Also in March 2011, the Company settled $42,500 of an outstanding promissory note through the issuance of 300,000 shares of the Company's common stock.  Shares issued were valued at fair value of $0.20 which resulted in a loss on conversion of $17,500.

l.

Also in March 2011, the Company issued 40,000 shares of its common stock at $0.22 per share for services rendered by a consultant valued at $8,800 based on the price on the date of grant.

m.

Also in March 2011, the Company issued 575,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $109,250 based on the price on the date of grant.

n.

Also in March 2011, the Company conducted a private placement offering whereby it issued 55,000 units at a price of $0.15 per share for total proceeds of $8,250. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.25 per share.

o.

In April 2011, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

p.

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

q.

Also in April 2011, the Company conducted a private placement offering whereby it issued 112,500 shares of its common stock at $0.10 per share for proceeds receivable of $11,250.

r.

Also in April 2011, the Company issued 187,500 shares of its common stock in exercise of stock options, cashless.

s.

Also in April 2011, the Company conducted a private placement offering whereby it issued 175,000 units at a price of $0.18 per share for total proceeds of $31,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.40 per share.

t.

Also in April 2011, the Company issued 100,000 shares of its common stock at $0.20 per share for services rendered by consultants valued at $20,000 based on the price on the date of grant.

u.

Also in April 2011, the Company issued 40,000 shares of its common stock at $0.235 per share for services rendered by a consultant valued at $9,400 based on the price on the date of grant.

v.

Also in April 2011, the Company issued 132,000 shares of its common stock at $0.25 per share for services rendered by a consultant valued at $33,000 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

w.

Also in April 2011, the Company issued 100,000 shares of its common stock at $0.258 per share for services rendered by consultants valued at $9,030 based on the price on the date of grant.

x.

In May 2011, the Company issued 10,000 shares of its common stock at $0.258 per share for services rendered by a consultant valued at $2,580 based on the price on the date of grant.

y.

Also in May 2011, the Company conducted a private placement offering whereby it issued 357,000 units at a price of $0.18 per share for total proceeds of $64,260. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.40 per share.

z.

Also in May 2011, the Company conducted a private placement offering whereby it issued 320,000 units at a price of $0.10 per share for total proceeds of $32,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.15 per share.

aa.

Also in May 2011, the Company issued 115,000 shares of its common stock at $0.25 per share for services rendered by consultants valued at $28,750 based on the price on the date of grant.

bb.

In June 2011, the Company issued 260,000 shares of its common stock at $0.259 per share for services rendered by consultants valued at $67,340 based on the price on the date of grant.

cc.

Also in June 2011, the Company issued 225,000 shares of its common stock at $0.24 per share for services rendered by  consultants valued at $54,000 based on the price on the date of grant.

dd.

Also in June 2011, the Company issued 115,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $21,850 based on the price on the date of grant.

ee.

Also in June 2011, the Company conducted a private placement offering whereby it issued 100,000 shares of its common stock at $0.15 per share for proceeds of $15,000.

ff.

In July 2011, the Company issued 110,000 shares of its common stock at $0.19 per share for services rendered by consultants valued at $20,900 based on the price on the date of grant.

gg.

Also in July 2011, the Company issued 583,000 shares of its common stock at $0.18 per share for services rendered by consultants valued at $104,940 based on the price on the date of grant.

hh.

Also in July 2011, the Company issued 250,000 shares of its common stock at $0.15 per share for services rendered by consultants valued at $37,500 based on the price on the date of grant.

ii.

Also in July 2011, the Company issued 120,000 shares of its common stock at $0.20 per share for services rendered by a consultant valued at $24,000 based on the price on the date of grant.

jj.

Also in July 2011, the Company conducted a private placement offering whereby it issued 125,000 units at a price of $0.10 per share for total proceeds of $12,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

kk.

Also in July 2011, the Company conducted a private placement offering whereby it issued 185,000 shares of its common stock at $0.10 per share for total proceeds of $18,500.

ll.

In August 2011, the Company issued 10,000 shares of its common stock at $0.19 per share for services rendered by a consultant valued at $1,900 based on the price on the date of grant.

mm.

Also in August 2011, the Company issued 165,000 shares of its common stock at $0.16 per share for services rendered by consultants valued at $26,400 based on the price on the date of grant.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

nn.

Also in August 2011, the Company issued 100,000 shares of its common stock at $0.15 per share for services rendered by a consultant valued at $15,000 based on the price on the date of grant.

oo.

Also in August 2011, the Company issued 10,000 shares of its common stock at $0.13 per share for services rendered by a consultant valued at $1,300 based on the price on the date of grant.

pp.

Also in August 2011, the Company settled outstanding debt totaling $48,000 through the issuance of 480,000 shares of the Company’s common stock at a price recorded at the market price on the date of grant, being $0.17 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished of $33,600.

qq.

Also in August 2011, the Company settled outstanding debt totaling $48,000 through the issuance of 480,000 shares of the Company’s common stock at a price recorded at the market price on the date of grant, being $0.18 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished of $38,400.

rr.

Also in August 2011, the Company conducted a private placement offering whereby it issued 150,000 shares of its common stock at $0.10 per share for proceeds of $15,000.

ss.

Also in August 2011, the Company conducted a private placement offering whereby it issued 2,375,000 units at a price of $0.10 per share for total proceeds of $237,500. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

tt.

In September 2011, the Company issued 142,000 shares of its common stock at $0.16 per share for services rendered by consultants valued at $22,720 based on the price on the date of grant.

uu.

Also in September 2011, the Company issued 115,000 shares of its common stock at $0.15 per share for services rendered by consultants valued at $17,250 based on the price on the date of grant.

vv.

Also in September 2011, the Company conducted a private placement offering whereby it issued 300,000 units at a price of $0.10 per share for total proceeds of $30,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

ww.

In October 2011, the Company issued 10,000 shares of its common stock at $0.15 per share for services rendered by a consultant valued at $1,500 based on the price on the date of grant.

xx.

Also in October 2011, the Company issued 115,000 shares of its common stock at $0.12 per share for services rendered by consultants valued at $13,800 based on the price on the date of grant.

yy.

Also in October 2011, the Company conducted a private placement offering whereby it issued 15,000 shares of its common stock at $0.10 per share for proceeds of $1,500.

zz.

Also in October 2011, the Company conducted a private placement offering whereby it issued 150,000 units at a price of $0.10 per share for total proceeds of $15,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

aaa.

Also in October 2011, the Company settled outstanding debt totalling $21,900 through the issuance of 500,000 shares of the Company’s common stock at a price recorded at the market price on the date of grant, being $0.125 per share.  Accordingly, we recorded a loss on settlement for the difference in the fair value of the shares issued and the debt extinguished of $40,600.

bbb.

In November 2011, the Company issued 10,000 shares of its common stock at $0.12 per share for services rendered by a consultant valued at $1,200 based on the price on the date of grant.

ccc.

Also in November 2011, the Company conducted a private placement offering whereby it issued 150,000 shares of its common stock at $0.10 per share for proceeds of $15,000.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

ddd.

Also in November 2011, the Company conducted a private placement offering whereby it issued 200,000 units at a price of $0.10 per share for total proceeds of $20,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

eee.

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

fff.

Also in December 2011, the Company issued 100,000 shares of its common stock at $0.105 per share for services rendered by a consultant valued at $10,500 based on the price on the date of grant.

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2010	2,577,555	0.20	1.40
Issued	9,537,600	0.14	1.29
Exercised	–	–	–
Expired/Cancelled	(456,055)	–	–

Balance, December 31, 2011	11,659,100	0.13	1.42
Issued	1,550,000	0.10	1.59
Exercised	–	–	–
Expired/Cancelled	(2,121,500)	–	–
Outstanding, December 31, 2012	11,087,600	0.11	0.78

12.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. As of December 31, 2012, the Company purchased 1,031,540 common shares for USD $101,440, at an average price of USD $0.0983 per share. In December 10, 2012, the Company retired 800,000 shares of common stock from treasury stock. Following are our monthly stock repurchases and retirement for the year ended December 31, 2012.

Period	Total number of Shares Purchased or Retired	Average Price Paid per Share
August 1, 2012 – August 31, 2012	99,000	$0.0961
September 1, 2012 – September 31, 2012	333,000	$0.1007
October 1, 2012 – October 31, 2012	370,140	$0.1036
November 1, 2012 – November 30, 2012	229,400	$0.0874
December 10, 2012, retirement of treasury stock	(800,000)	$-
	231,540	$0.0983

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

13.

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

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  On May 14, 2010, the Company adopted the 2010 Share Incentive Plan on Form S-8 under which the Company is authorized to issue up to 10,000,000 registered shares of its common stock to qualified persons. On July 30, 2012, the Company adopted the 2012 Equity Incentive Plan on Form S-8 under which the Company is authorized to issue up to 10,000,000 registered shares of its common stock to qualified persons.

Compensation Warrants Granted to Non-employees

On August 1, 2012, the Company granted compensation warrants to purchase a total of 5,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.10 per share. The warrants expire August 1, 2014. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $342. During the year ended December 31, 2012, the Company recorded stock-based compensation of $342 as a general and administrative expense in connection with these warrants. These warrants could be exercised, in whole or in part, in accordance with the following: 100% of the Shares subject to the warrants shall vest three months after August 1, 2012, subject to the holder of warrants continuing to be a Service Provider on such date.

On August 1, 2012, the Company granted compensation warrants to purchase a total of 1,250,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.10 per share. The warrants expire August 1, 2014. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $85,413. During the year ended December 31, 2012, the Company recorded stock-based compensation of $85,413 as a general and administrative expense in connection with these options. These warrants could be exercised, in whole or in part, in accordance with the following: 75% of the Shares subject to the warrants shall vest one month after August 1, 2012, and 25% of the Shares subject to the warrants shall vest each quarter thereafter, subject to the holder of warrants continuing to be a Service Provider on such dates.

Options Granted to Employees

On August 1, 2012, the Company granted options to purchase a total of 1,200,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $67,292. During the year ended December 31, 2012, the Company recorded stock-based compensation of $67,292 as a general and administrative expense in connection with these options. These options could be exercised, in whole or in part, in accordance with the following: 100% of the Shares subject to the warrants shall vest three months after August 1, 2012, subject to the optionee continuing to be a Service Provider on such date.

On August 1, 2012, the Company granted options to purchase a total of 675,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $37,852. During the year ended December 31, 2012, the Company recorded stock-based compensation of $37,852 as a general and administrative expense in connection with these options.

On August 1, 2012, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer’s private company. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $112,151. During the year ended December 31, 2012, the Company recorded stock-based compensation of $112,151 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

On August 1, 2012, the Company granted options to purchase a total of 1,325,000 shares of the Company’s common stock to an officer’s private company. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $74,300. During the year ended December 31, 2012, the Company recorded stock-based compensation of $74,300 as a general and administrative expense in connection with these options. Above three options and this option could be exercised, in whole or in part, in accordance with the following: 75% of the Shares subject to the option shall vest one month after August 1, 2012, and 25% of the Shares subject to the option shall vest each quarter thereafter, subject to the optionee continuing to be a Service Provider on such dates.

On August 1, 2012, the Company granted options to purchase a total of 180,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $11,129. During the year ended December 31, 2012, the Company recorded stock-based compensation of $4,637 as a general and administrative expense in connection with these options.

On August 1, 2012, the Company granted options to purchase a total of 190,000 shares of the Company’s common stock to three employees. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $11,747. During the year ended December 31, 2012, the Company recorded stock-based compensation of $4,895 as a general and administrative expense in connection with these options.

On August 1, 2012, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $61,829. During the year ended December 31, 2012, the Company recorded stock-based compensation of $25,762 as a general and administrative expense in connection with these options. Above two options and this option could be exercised, in whole or in part, in accordance with followings: 50% of the Shares subject to the option shall vest six months after August 1, 2012, and 25% of the Shares subject to the option shall vest each quarter thereafter, subject to the optionee continuing to be a Service Provider on such dates.

On October 1, 2012, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a consultant. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $60,738. During the year ended December 31, 2012, the Company recorded stock-based compensation of $45,554 as a general and administrative expense in connection with these options.

On October 1, 2012, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,148. During the year ended December 31, 2012, the Company recorded stock-based compensation of $9,111 as a general and administrative expense in connection with these options.

On October 1, 2012, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,148. During the year ended December 31, 2012, the Company recorded stock-based compensation of $9,111 as a general and administrative expense in connection with these options.

On October 1, 2012, the Company granted options to purchase a total of 70,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $4,252. During the year ended December 31, 2012, the Company recorded stock-based compensation of $3,189 as a general and administrative expense in connection with these options. Above three options and this option could be exercised, in whole or in part, in accordance with followings: 75% of the Shares subject to the option shall vest one month after October 1, 2012, and 25% of the Shares subject to the option shall vest each quarter thereafter, subject to the optionee continuing to be a Service Provider on such dates.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2012 and 2011 were $0.0593 and $ nil per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2012	December 31, 2011

Expected dividend yield	0%	-
Risk-free interest rate	0.21%	-
Expected volatility	164.31%	-
Expected option life (in years)	1.33	-

The total intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	1,340,000	$ 0.27

Granted	1,255,000	0.10
Exercised	–	–
Expired/Cancelled	(990,000)	0.26

Outstanding, December 31, 2012	1,605,000	$ 0.12	0.88	$nil

Exercisable, December 31, 2012	1,605,000	$ 0.12	0.88	$nil

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	3,200,000	$ 0.60

Granted	8,040,000	0.10
Exercised	–	–
Expired/Cancelled	(350,000)	0.19

Outstanding, December 31, 2012	10,890,000	$ 0.24	1.69	$nil

Exercisable, December 31, 2012	9,152,500	$ 0.39	1.70	$nil

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s nonvested shares as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	-	–
Granted	9,295,000	–
Vested	(7,557,500)	–

Nonvested at December 31, 2012	1,737,500	–

As at December 31, 2012 there was $71,733 total unrecognized compensation cost related to nonvested share-based compensation arrangements.

14.

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

Based on ASC 985-605-25, if the arrangement does not require significant production, modification, or customization of software, revenue shall be recognized when above four criteria are met. The Agreement does not require significant production, modification or customization such as maintenance agreements, technical support, training, consulting, and other multi element arrangements, therefore the Company does not need to allocate patents licensing revenue over elements. As such, the Company has recorded the entire $5 million to patents licensing revenue in the current period. However, included in selling, general and administrative expenses is $750,000 commission related to patents licensing agreement.

15.

GAIN ON SETTLED PAYABLES

The Company had recorded a gain on settled payables of US $12,451 based on the release agreement provided by an unrelated creditor, Manning Elliott on June 15, 2012.

The Company settled an outstanding note payable with an unrelated party, Carrillo Huettel, LLP, on June 22, 2012, and outstanding interest payable of $2,947 was then forgiven.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

16.

LEGAL PROCEEDINGS

CIVIL LITIGATION

In January, 2011 Mr. Knaven, a former officer and director of the Company, commenced a complaint to British Columbia’s Employment Standards Branch against the Company (the “ESB Complaint”) alleging that he was owed unpaid wages.  In October, 2011, Mr. Knaven initiated two further legal proceedings against the Company in B.C. Supreme Court (the “Supreme Court Actions”), in which he advanced further complaints in respect of claims for shares and interest, a claim for wrongful dismissal, and further claims for general and unspecified damages.

Regarding the ESB Complaint, on October 24, 2012 the Company applied successfully for a ruling placing that complaint in abeyance, to be dealt with by the B.C. Supreme Court rather than the ESB.  In accordance with that ruling, Mr. Knaven on November 9, 2011 delivered a proposed amendment to one of the Supreme Court Actions.  The quantified portion of Mr. Knaven’s claims totals approximately $261,752. He also seeks general and unspecified damages which are unquantified. Notwithstanding, $147,797 is held in trust by the Supreme Court of British Columbia, the subject of a garnishment (See also Note 3).

The Company vigorously contests the claims, and has filed Responses and Counterclaims regarding all of the above referenced disputes.  The Counterclaims name Mr. Knaven and others as defendants by counterclaim. Mr. Knaven has been served and has filed Responses disputing and denying the Counterclaims.

The other defendants by counterclaim have not yet been served.  They include Mr. Mike Flom who appears to have been involved in assisting Mr. Knaven in formulating and advancing Knaven’s various claims against the Company.  In addition, although Mr. Flom has neither threatened nor served any legal proceedings of his own, Mr. Flom had, during 2012, asserted that the Company owed him a “termination” payment and related sums totaling in excess of $500,000, and the issuance of shares.  The Company has put Mr. Flom on notice that it does not accept those assertions.

In October, 2012, Biller Communications (“Biller), a former consulting firm of the Company, commenced a complaint to Supreme Court of the State of New York against the Company alleging that the Company owes Biller $30,456, pursuant to a contract. The Company vigorously contests that the Company owes Biller any money. The Company filed a Verified Answer raising numerous defenses and Discovery Demands upon the attorneys for Biller.

Subsequent to December 31, 2012, the Company received notice from the former Chief Operating Officer (“COO”), threatening a “whistle blower” claim pursuant to the Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration. Accordingly it has commenced an arbitration in British Columbia, Canada to resolve the issues. The Company also appointed an independent director to conduct an investigation into the allegations raised by the former COO to report to the Board of Directors on the outcome of his investigation, together with recommendations. The report was delivered to the Board of Directors on March 13, 2013.

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Paul Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Mr. Silverstein as President and CEO of the Corporation. The Corporation has not yet responded to the claims and the complaint is in the initial stages.

The outcome of above litigations possible litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

17.

INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases.  The deferred tax assets are as follows:

	2012	2011

Deferred tax assets	$1,461,368	$2,062,311
Valuation allowance	(1,461,368)	(2,062,311)

Net future income taxes	–	–

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

Our operating loss carry-forwards $4,298,140 at December 31, 2012, $6,065,622 at December 31, 2011 will begin to expire in 2028.

18.

SUBSEQUENT EVENTS

On February 14, 2013, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to a director. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 14, 2018. These warrants could be exercised, in whole or in part, in accordance with the following: 40% of the Shares subject to the warrants shall vest upon the grant date, and 30% of the Shares subject to the warrants shall vest on July 14, 2013 and the remaining 30% shall vest on February 14, 2014, and each case subject to the optionee continuing to be a director on such dates. However, on March 25, 2013, these options were replaced by warrants to purchase a total of 1,500,000 shares of the Company’s common stock. The warrants carry an exercise price of $0.10 per share and are exercisable immediately. The warrants will expire March 25, 2018.

On March 8, 2013, options to purchase a total of 675,000 shares of the Company’s common stock granted to a former officer  expired, not having been exercised.

Also on March 8, 2013, options to purchase a total of 3,325,000 shares of the Company’s common stock granted to a private company owned by a former officer expired, not having been exercised.

Also on March 14, 2013, compensation warrants to purchase a total of 1,250,000 shares of the Company’s common stock granted to a former consultant expired, not having been exercised.

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Paul Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Mr. Silverstein as President and CEO of the Corporation. The Corporation has not yet responded to the claims and the complaint is in the initial stages.

Subsequent events have been reviewed through the date of this report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions.

2.

We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names, ages, date of appointment and other public company directorships of our current directors and officers.

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Frank R. Evanshen, 64	President, Chief Executive Officer and Director	From May 27, 2003 to present	None
Darrin McCormack, 47	Chief Financial Officer	From August 13, 2007 to present	None
Mark Dostie, 43	Chief Technology Officer	From April 26, 2012 to present	None
T. Allen Rose, 56	Secretary, Treasurer and Director	May 27, 2003 to present	None

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

Mark Dostie has over 20 years of professional software engineering experience.  Mr. Dostie is the owner of Echelon Systems Consulting, where he has worked for the past eleven years.  Echelon Systems is a consultancy company specializing in business consulting, systems implementation, and project and portfolio management.  Mr. Dostie also serves as the Principal Consultant, Senior Business Analyst and Senior Software Engineer of Echelon Systems.  His responsibilities include overseeing all operations of the ompany and developing all software for customers.  Prior to working for Echelon Systems, Mr. Dostie has served as CEO, CTO. Lead Architect and Project Manager for numerous companies including MacDonald Dettwiler and Associates, PriceWaterhouse Coopers, eMediaIT.  The Board of Directors appointed Mr. Dostie as Chief Technology Officer of the Company on account of his extensive experience in mobile, machine learning and other software technology.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the years ending December 31, 2012 and 2011.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Franklin Evanshen President, CEO and Director	2012	nil	nil	nil	nil	nil	nil	$494,136 (1)	$494,136
	2011	nil	nil	nil	nil	nil	nil	$365,202	$365,202
Darrin McCormack CFO	2012	nil	nil	nil	nil	nil	nil	$32,764 (2)	$32,764
	2011	nil	nil	$41,000	nil	nil	nil	$32,970	$73,970
Paul Silverstein Chief Operating Officer (3)	2012	nil	nil	nil	$224,302 (4)	nil	nil	$168,881 (5)	$393,183
	2011	nil	nil	nil	nil	nil	nil	nil	nil
Mark Dostie Chief Technology Officer (6)	2012	nil	nil	nil	$25,762 (7)	nil	nil	$149,878 (8)	$175,640
	2011	nil	nil	nil	nil	nil	nil	nil	nil
T. Allen Rose Secretary, Treasurer, Director and Former CFO	2012	nil	nil	nil	nil	nil	nil	$4,002	$4,002
	2011	nil	nil	nil	nil	nil	nil	nil	nil
Peter Knaven Former Senior Vice President, Chief Technology Officer and Director (9)	2012	nil	nil	nil	nil	nil	nil	nil	nil
	2011	$146,081	nil	nil	nil	nil	nil	nil	$146,081
James P. Yano Former Chief Operations Officer (10)	2012	nil	nil	nil	nil	nil	nil	nil	nil
	2011	nil	nil	$18,000	nil	nil	nil	nil	$18,000

(1)

Represents management consulting fees paid to Meridian Capital Corp. (“MCC”). MCC, a company controlled by Franklin R. Evanshen, has a management agreement with the Company for services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $30,013 USD ($30,000 CAD) for services rendered. Management fees incurred by the Company totaled $360,151 USD ($CAD 360,000) and $365,202 ($CAD 360,000) for the years ended December 31, 2012 and 2011, respectively.  On March 14, 2012, the Company has paid a performance bonus of $133,985 to this private company. As at December 31, 2012, the amount owing to this private company totaled $10,144.

(2)

Represents amounts incurred with D. McCormack & Company Inc., a company of which Darrin McCormack is an officer, for accounting and financial management services provided personally by Mr. McCormack in his role as Chief Financial Officer.  Under the agreement, fees are charged at approximately $111 USD ($110 CAD) per hour.

(3)

Mr. Paul Silverstein has served as our Chief Operations Officer since April 18, 2012.  According to Mr. Silverstein’s consulting agreement, Mr. Silverstein will serve as the Company’s Chief Operations Officer from March 6, 2012 until March 5, 2013.  Mr. Silverstein resigned from his position on December 7, 2012.

(4)

On August 1, 2012, the Company granted to Mr. Silverstein’s private company and his trust options to purchase a total of 4,000,000 shares of the Company’s common stock. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and fair value of stock options granted was $224,302. During the year ended December 31, 2012, the Company recorded stock-based compensation of $224,302 as a general and administrative expense in connection with these options. This option could be exercised, in whole or in part, in accordance with followings: 75% of the Shares subject to the option shall vest one month after August 1, 2012, and 25% of the Shares subject to the option shall vest each quarter thereafter, subject to the optionee continuing to be a Service Provider on such dates.

(5)

Represents consulting fees paid to The Zamnu Inc. (“Zamnu”). Zamnu, a company controlled by Paul Silverstein, has a management agreement with the Company for services provided personally by Mr. Paul Silverstein in his role as our Chief Operating Officer. The agreement requires monthly payments of approximately $17,000 USD for services rendered.

(6)

Mr. Mark Dostie has served as our Chief Technology Officer since April 25, 2012.  According to Mr. Dostie’s consulting agreement, Mr. Dostie will serve as the Company’s Chief Technology Officer from March 19, 2012 until March 19, 2013.

(7)

On August 1, 2012, the Company granted to Mr. Mark Dostie options to purchase a total of 1,000,000 shares of the Company’s common stock. The options carry an exercise price of $0.10 per share. The options expire August 1, 2014. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and fair value of stock options granted was $61,829. During the year ended December 31, 2012, the Company recorded stock-based compensation of $25,762 as a general and administrative expense in connection with these options. This option could be exercised, in whole or in part, in accordance with followings: 50% of the Shares subject to the option shall vest six months after August 1, 2012, and 25% of the Shares subject to the option shall vest each quarter thereafter, subject to the optionee continuing to be a Service Provider on such dates.

(8)	The Agreement provided for Mr. Mark Dostie to be paid approximately $17,007 USD ($17,000 CAD) per month in exchange for his services.
(9)

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

(10)

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2012.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Darrin McCormack	100,000 200,000	Nil Nil	Nil Nil	$0.27 $0.52	March 6, 2014 April 27, 2014
Paul Silverstein	4,000,000	Nil	Nil	$0.10	August 1, 2014

Mark Dostie	1,000,000 1,000,000	Nil Nil	Nil Nil	$0.30 $0.10	November 1, 2013 August 1, 2014
T. Allen Rose	250,000	Nil	Nil	$0.80	Aug. 18, 2013

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

The Company paid $4,002 to one of our board members for their services during the year ended December 31, 2012.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock, owned beneficially as of April 2, 2013 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 2, 2013, there were 83,276,717 common shares, 12,495,000 shares issuable upon exercise of stock purchase options, and 11,087,600 shares issuable upon exercise of stock purchase warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)(%)
Franklin R. Evanshen (3) 1280 Braeside Street W. Vancouver BC Canada V7T 2L2	Common	9,864,059 (4)	9.23%
Mark Dostie (5) 1130 West Pender Street, Suite 230 Vancouver, British Columbia, Canada V6E 4A4	Common	2,000,000 (6)	1.87%
Darrin McCormack (7) 1729 Pavenham Rd. Cowichan Bay BC, Canada V0R 1N1	Common	630,000 (8)	0.59%
T. Allen Rose (9) 2400 – 650 W. Georgia St. Vancouver, BC Canada V6B 4N7	Common	250,000 (10)	0.23%
Paul Silverstein (11) 1130 West Pender Street, Suite 230 Vancouver, British Columbia, Canada V6E 4A4	Common	4,000,000 (12)	3.74%
All Officers and Directors as a Group (5 Persons)	Common	16,744,059	15.67%
Harold Gunn 1116 Ironwork Passage Vancouver British Columbia V6H 3P1	Common	6,054,836	5.67%

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

(2) Based on 83,276,717 issued and outstanding shares of Common Stock as of April 2, 2013 plus 12,495,000 shares issuable upon exercise of stock purchase options, and 11,087,600 shares issuable upon exercise of stock purchase warrants issued and outstanding.

(3) Franklin R. Evanshen is the President, Chief Executive Officer, and a Director of the Company.

(4) Includes 9,858,383 common shares held under his own name, and 5,676 common shares held by MCC Meridian Capital Corp., a company controlled by Franklin R. Evanshen.

(5) Mark Dostie is the Chief Technology Officer of the Company.

(6) Includes options to purchase 2,000,000 shares of our Common Stock.

(7) Darrin McCormack is the Chief Financial Officer of the Company.

(8) Includes 330,000 common shares and options to purchase 300,000 shares of our Common Stock.

(9) T. Allen Rose is the Secretary, Treasurer and a Director of the Company.

(10) Includes options to purchase 250,000 shares of our Common Stock.

(11) Paul Silverstein was the Chief Operating Officer of the Company.

(12) Includes options to purchase 4,000,000 shares of our Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, neither Frank R. Evanshen nor T. Allen Rose is an independent director because they are also executive officers of the Company.

Related Party Transactions

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of $CAD 30,000, expiring December 31, 2012. Management fees incurred by the Company totaled $360,151 ($CAD 360,000) and $365,202 ($CAD 360,000) for the years ended December 31, 2012 and 2011, respectively.  On March 14, 2012, the Company has paid a performance bonus of $133,985 to this private company. As at December 31, 2012, the amount owing to this private company totaled $10,144.

During the year ended December 31, 2012, the Company incurred accounting fees of $32,764 with a private company of which an officer is also an officer.  As at December 31, 2012, the amount owing to this private company totaled $5,026.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $US 17,000, expiring March 17, 2013. Management fees incurred by the Company totaled $168,881 for the year ended December 31, 2012. As at December 31, 2012 the amount owing to this private company totaled $nil.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of $CAD 17,000 increased from 15,000 on September 1, 2012, expiring April 27, 2013. Management fees incurred by the Company totaled $149,878 for the year ended December 31, 2012. As at December 31, 2012 the amount owing to this private company totaled $10,373.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$22,023	$26,434
Audit-related fees	$nil	$nil
Tax fees	$nil	$nil
All other fees	$nil	$nil
Total	$22,023	$26,434

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $22,023 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $26,434 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.01b	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on August 8, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2012 Equity Incentive Plan	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Stock Units	Filed with the SEC on August 3, 2012 as part of our Registration Statement on Form S-8.
10.01	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.02	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.10	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.15	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.

10.16	Settlement Agreement between the Company and Luis Carrillo dated October 21, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Cancellation Agreement between the Company and Frank R. Evanshen dated October 27, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Promissory Note for Luis Carrillo for $3,500 dated February 27, 2012.	Filed with the SEC on April 13, 2012 as part of our Annual Report on Form 10-K.
14.01	Code of Ethics	Filed with the SEC on April 14, 2005 as part of our Annual Report on Form 10K-SB.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  April 10, 2013

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  April 10, 2013

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 10, 2013

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  April 10, 2013

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director