Form 10-Q
period 2013-06-30
WORDLOGIC CORP
filed 2013-08-14
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013 there were 84,621,717 shares of the registrant’s $0.001 par value common stock issued and 84,390,177 outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2013 (Unaudited)	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$222,457	$581,605
Restricted cash (Note 3)	184,823	174,561
Investments (Note 4)	50,000	915,077
GST/HST refund receivable (Note 5)	59,052	32,724
Employee advances	209	221
Interest receivable	74	515
Prepaid expenses (Note 6)	13,473	54,032

Total Current Assets	530,088	1,758,735

Property and equipment, net of accumulated depreciation (Note 7)	15,920	19,365

Total Assets	$546,008	$1,778,100

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$675,104	$430,481
Indebtedness to related parties (Note 8)	16,017	25,543
Accrued interest	30,238	31,948

Total Current Liabilities	721,359	487,972

Total Liabilities	721,359	487,972

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 250,000,000 shares authorized 83,996,717 shares issued and 83,736,177 outstanding as of June 30, 2013 and 83,276,717 shares issued and 83,045,177 outstanding as of December 31, 2012 (Note 9)	83,997	83,277
Additional paid-in capital	24,246,181	23,524,244
Stock payable	4,000	4,000
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(21,578,502)	(19,379,130)
Accumulated other comprehensive loss	(645,924)	(657,160)
Treasury stock, 231,540 shares as of June 30, 2013 and December 31, 2012 (Note 10)	(20,249)	(20,249)

Total Stockholders’ Equity (Deficit)	(175,351)	1,290,128

Total Liabilities and Stockholders’ Equity (Deficit)	$546,008	$1,778,100

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2013 (Unaudited)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Product sales	$27,114	$245	$–	$366	$965
Patents licensing	5,000,000	$–	–	–	5,000,000
Royalty revenue	32,962	–	–	–	–

Total Revenues	5,060,076	245	–	366	5,000,965

Operating expenses
Rent	1,012,027	27,625	26,407	63,800	44,632
Selling, general and administrative	22,219,788	1,018,968	418,275	1,730,813	1,530,388
Research and development	3,729,668	220,224	84,051	404,995	140,144

Total Operating Expenses	26,961,483	1,266,817	528,733	2,199,608	1,715,164

Income (Loss) from Operations	(21,901,407)	(1,266,572)	(528,733)	(2,199,242)	3,285,801

Other income (expenses)
Bad debts	(11,250)	–	–	–	–
Interest income	8,622	58	3,161	(130)	3,161
Interest expense:		–	–	–	–
Related parties	(84,152)	–	–	–	–
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(445,371)		(1,950)		(2,100)
Gain on derivative liability	142,861	–	–	–	–
Gain on interest forgiveness	2,947		2,947		2,947
Gain (loss) on settled payables	(745,509)		12,377		12,377

Income (Loss) Before Extraordinary Item	(23,178,502)	(1,266,514)	(512,198)	(2,199,372)	3,302,186

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Income (Loss)	(21,578,502)	(1,266,514)	(512,198)	(2,199,372)	3,302,186

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(645,924)	4,018	830	11,236	(12,469)
Net Comprehensive Income (Loss)	$(22,224,426)	$(1,262,496)	$(511,368)	$(2,188,136)	$3,289,717

Basic net income (loss) per share		$(0.02)	$(0.01)	$(0.03)	$0.04
Diluted net income (loss) per share		$(0.02)	$(0.01)	$(0.03)	$0.04

Weighted average common shares used in calculating basic net income (loss) per share		83,765,177	83,735,606	83,765,177	83,492,749
Weighted average common shares used in calculating diluted net income (loss) per share		83,765,177	83,735,606	83,765,177	93,653,349

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of entry to development stage) to	For the Six Months Ended (Unaudited)
	June 30, 2013 (Unaudited)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(21,578,502)	$(2,199,372)	$3,302,186
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Bad debts	11,250	–	–
Depreciation and amortization	67,851	2,493	797
Common stock issued for services and payables	1,050,425	–	3,605
Stock-based compensation	13,232,886	645,657	–
Amortization of debt discount	145,243	–	–
Loss (gain) on settled liabilities	807,202	–	(15,324)
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	(8,363)	(25,887)	(22,189)
Employee advances	(15,577)	12	–
Prepaid expenses	(13,473)	40,559	(36,571)
Accounts payable and accrued liabilities	901,374	245,575	(67,126)
Accrued interest payable	63,948	(1,710)	(215)

Net cash provided (used) in operating activities	(5,478,597)	(1,292,673)	3,165,163

Cash flows from investing activities:
Investment in term deposit	(50,000)	865,077	(2,814,720)
Purchases of equipment	(47,988)	–	(16,452)

Net cash provided (used) in investing activities	(97,988)	865,077	(2,831,172)

Cash flows from financing activities:
Proceeds from related party advances	1,328,499	–	–
Repayment of related party advances	(1,025,256)	(9,526)	(142,092)
Proceeds from promissory notes issued to related parties	411,509	–	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	993,120	–	–
Repayment of other promissory notes	(449,220)	–	(6,000)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	–	–
Repayment of line of credit	(60,659)	–	(38,074)
Purchase of treasury stock	(101,440)	–	–
Proceeds from stock options and warrants exercised	582,915	50,000	–
Proceeds from sale of common shares	5,407,680	27,000	130,000

Net cash provided (used) by financing activities	6,628,259	67,474	(56,166)

Effect of exchange rate changes on cash	(645,924)	11,236	(12,469)

Net change in cash	405,750	(348,886)	265,356

Cash, beginning of period	1,530	756,166	25,652

Cash, end of period	$407,280	$407,280	$291,008

Non-Cash Information:
Cashless exercise of warrants	$275	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,445,853	$–	$–
Line of credit converted to bank loan	$44,359	$–	$–
Retirement of treasury stock	$81,191	$–	$–
Reclass from common stock to stock payable	$4,000	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$218,035	$2,991	$2,100

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$			$	$	$	$	$	$
Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	–	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	–	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	–	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	–	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	–	–	–	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	–	–	713,189

Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	–	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one–half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one–half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	–	–	2,361,327
Comprehensive loss:						–
Net loss	–	–	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	–	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	–	–	18,000

Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	–	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	–	–	31,050

Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	–	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	–	–	157,700

Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	–	–	83,647
Stock receivable	–	–	–	–	–	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	–	–	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)
Stock issued for services ($0.103/share)	35,000	35	3,570	–	–	–	–	–	–	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	–	–	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	–	–	85,000
Stock issued for services for service at market price on grant date ($0.25/share)	111,111	111	27,666	–	–	–	–	–	–	27,777
Stock issued for services for service at market price on grant date ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Stock issued for services for service at market price on grant date ($0.259/share)	50,000	50	12,900	–	–	–	–	–	–	12,950
Common stock options and warrants vested	–	–	479,607	–	–	–	–	–	–	479,607
Purchase of treasury stock	–	–	–	1,031,540	(101,440)	–	–	–	–	(101,440)
Retirement of treasury stock	(800,000)	(800)	(80,391)	(800,000)	81,191	–	–	–	–	–
Stock payable	(20,000)	(20)	(3,980)	–	–	4,000	–	–	–	–
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	1,380,832	–	1,380,832

Currency translation adjustment	–	–	–	–	–	–	–	–	(31,200)	(31,200)
Balance, December 31, 2012	83,276,717	83,277	23,524,244	231,540	(20,249)	4,000	(2,264,854)	(19,379,130)	(657,160)	1,290,128
Sale of common stock ($0.10/share)	120,000	120	11,880	–	–	–	–	–	–	12,000
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Exercise of warrant ($0.10/share)	500,000	500	49,500	–	–	–	–	–	–	50,000
Common stock options and warrants vested	–	–	645,657	–	–	–	–	–	–	645,657
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	(2,199,372)	–	(2,199,372)
Currency translation adjustment	–	–	–	–	–	–	–	–	11,236	11,236
Balance, June 30, 2013 (Unaudited)	83,996,717	83,997	24,246,181	231,540	(20,249)	4,000	(2,264,854)	(21,578,502)	(645,924)	(175,351)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At June 30, 2013 the Company has incurred losses of $21,578,502 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of June 30, 2013 and December 31, 2012. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company had no cash equivalents at June 30, 2013.

Cash and cash equivalents consisted of cash of $222,457 at June 30, 2013 and cash and term deposits of $581,605 at December 31, 2012, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at June 30, 2013 or December 31, 2012.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $50,000 and $915,077 at June 30, 2013 and December 31, 2012, respectively.  The company has recorded interest receivable of $74 and $515 at June 30, 2013 and December 31, 2012, respectively.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the six months ended June 30, 2013 and 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2013. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2013.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of June 30, 2013 and December 31, 2012:

Level	June 30, 2013	December 31, 2012
Level 1	$50,000	$915,077
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Six months Ended June 30 (Unaudited)
	2013	2012

Numerator:
Net income (loss) – basic and diluted	$(2,199,372)	$3,302,186

Denominator:
Basic weighted average common shares outstanding	83,089,928	83,492,749
Effect of dilutive securities:
Stock options	–	750,000
Warrants	–	9,410,600
Diluted weighted average common shares outstanding	83,089,928	93,653,349

Net income (loss) per share - basic	$(0.03)	$0.04
Net income (loss) per share - diluted	$(0.03)	$0.04

Due to a net loss for the six months ended June 30, 2013, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

q)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the six months ended June 30, 2013 and 2012, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

r)

Advertising Costs

Advertising costs are charged to operations as incurred.

s)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

3.

RESTRICTED CASH

As of June 30, 2013 and December 31, 2012, the Company had restricted cash balances of $184,823 and $174,561, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices and by the Supreme Court of British Columbia for a contingent legal obligation as summarized as follows:

	June 30, 2013	December 31, 2012
Attorney trust	$9,513	$26,764
Garnishment	$175,310	$147,797
Total	$184,823	$174,561

The garnished amount of $175,310 is related to a legal proceeding filed by Mr. Knaven for a contingent legal obligation. The outcome of any legal disputes cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution. See Note 12 – Legal Proceedings of the Notes to Financial Statements for further information regarding legal proceedings.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000 at June 30, 2013 as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
April 10, 2013	50,000	April 10, 2014	0.35%
Total	50,000

The Company has recorded an accrued interest receivable of $74 and $515 for above term deposits as of June 30, 2013 and December 31, 2012 based on statements provided by financial institutions.

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

5.

GST/HST REFUND RECEIVABLE

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. As of July 1, 2010, British Columbia (“BC”) harmonized its provincial sales tax (“PST”) with the GST to implement the harmonized sales tax (“HST”) at the rate of 12%. On April 1, 2013, the 12% HST was replaced by the 5% GST and the 7% PST has been implemented in BC.  All businesses operating in BC are responsible for collecting and remitting GST/HST to the Canadian government. A GST/HST registrant should collect the GST/HST on most of their sales and pay the GST/HST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST/HST paid or payable on the purchases they use in commercial activities. However, during the six months ended June 30, 2013, the Company has not collected any GST/HST since all sales were incurred in the United State which sales are not GST/HST taxable. The Company has filed GST/HST returns quarterly and claimed only ITC’s during the period ended June 30, 2013. As the result of this, as of June 30, 2013 and December 31, 2012, the Company had GST/HST refund receivable of $59,052 (CAD $62,075) and $32,724 (CAD $32,558), respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

6.

PREPAID EXPENSES

As of June 30, 2013 and December 31, 2012, we had prepaid expenses of $13,473 and $54,032, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

Vendor	June 30, 2013	December 31, 2012
	$	$
Bentall L.P.	11,871	12,543
GSMA Ltd.	–	29,710
Vantage Communication Ltd.	–	8,443
Others	1,602	3,336
Total	13,473	54,032

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of June 30, 2013 $	Net Carrying Amount as of June 30, 2013 $	Net Carrying Amount as of December 31, 2012 $
Office equipment	10,337	4,856	5,481	6,416
Computer equipment	146,096	137,687	8,409	10,573
Computer software	6,745	6,745	-	-
Furniture and fixtures	16,078	14,048	2,030	2,376

	179,256	163,336	15,920	19,365

Depreciation expense totaled $2,493 and $797 for the six months ended June 30, 2013 and 2012, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2013. Management fees incurred by the Company totaled $177,171 (CAD $180,000) and $179,008 (CAD $180,000) for the six months ended June 30, 2013 and 2012, respectively.  As at June 30, 2013, the amount owing to this private company totaled $130.

b.

The Company incurred accounting fees of $24,509 and $24,862 with a private company of which an officer is also an officer during the six months ended June 30, 2013 and 2012, respectively.  As at June 30, 2013, the amount owing to this private company totaled $4,757.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000 which increased from CAD $17,000 on December 1, 2012, expiring April 1, 2014. Management fees incurred by the Company totaled $109,256 (CAD $111,000) and $51,529 (CAD $51,815) for the six months ended June 30, 2013 and 2012, respectively. As at June 30, 2013, the amount owing to this private company totaled $11,130.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

9.

COMMON STOCK

a)

In May 2013, the Company issued 150,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $15,000.

b)

In June 2013, the Company conducted a private placement offering whereby it sold 120,000 shares at a price of $0.10 per share for total proceeds of $12,000.

c)

Also in June 2013, the Company conducted a private placement offering whereby it sold 100,000 shares at a price of $0.15 per share for total proceeds of $15,000.

d)

Also in June 2013, the Company issued 350,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $35,000.

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	11,137,600	0.11	0.78
Issued	–	–	–
Exercised	(500,000)	–	–
Expired/Cancelled	(3,987,600)	–	–
Outstanding, June 30, 2013	6,650,000	0.10	0.74

10.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. During six months ended June 30, 2013, the Company did not purchase shares of common stock nor retire shares of common stock from treasury stock.

11.

STOCK-BASED COMPENSATION

The Company has, since incorporation, adopted four stock option plans. The first plan is dated February 15, 2001, amended on October 15, 2009, under which the Company is authorized to grant options to acquire up to a total of 6,000,000 shares of common stock. The second plan is dated February 15, 2005, under which the Company is authorized to grant options to acquire up to a total of 3,000,000 shares of common stock. The third plan is dated July 30, 2012, under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. The forth plan is dated April 5, 2013, under which the Company is authorized to grant options to acquire up to a total of 25,000,000 shares of common stock. Pursuant to the stock option plans, options granted are subject to vesting terms which range from immediate vesting to various stages over a period of one year including monthly vesting, at the sole discretion of the Board of Directors.

During the year ended December 31, 2008, the Company adopted the 2008 Stock Compensation Plan and the 2008 Equity Incentive Plan, under which the Company is authorized to issue up to 500,000 and 2,000,000 shares, respectively, of the Company’s common stock, to be registered on Form S-8, to the Company’s employees, executives and consultants.  On May 14, 2010, the Company adopted the 2010 Share Incentive Plan on Form S-8 under which the Company is authorized to issue up to 10,000,000 registered shares of its common stock to qualified persons. On July 30, 2012, the Company adopted the 2012 Equity Incentive Plan on Form S-8 under which the Company is authorized to issue up to 10,000,000 registered shares of its common stock to qualified persons. On April 5, 2013, the Company adopted the 2013 Equity Incentive Plan on Form S-8 under which the Company is authorized to issue up to 25,000,000 registered shares of its common stock to qualified persons.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Compensation Warrants Granted to Non-employees

On March 25, 2013, the Company granted compensation warrants to purchase a total of 1,500,000 shares of the Company’s common stock to a former director. The warrants carry an exercise price of $0.10 per share. The warrants expire March 25, 2018. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $109,865. During the six months ended June 30, 2013, the Company recorded stock-based compensation of $109,865 as a general and administrative expense in connection with these warrants.

Options Granted to Employees

On April 15, 2013, the Company granted options to purchase a total of 10,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire April 15, 2016. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $392,597. During the six months ended June 30, 2013, the Company recorded stock-based compensation of $392,597 as a general and administrative expense in connection with these options.

On April 15, 2013, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire April 15, 2016. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260. During the six months ended June 30, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options.

On April 15, 2013, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire April 15, 2016. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260. During the six months ended June 30, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options. Above two options and this option could be exercised, in whole or in part, in accordance with the following: 100% of the Shares subject to the optionee continuing to be a Service Provider on such date.

The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	1,605,000	$ 0.12

Granted	1,500,000	0.10
Exercised	–	–
Expired/Cancelled	(1,350,000)	0.10

Outstanding, June 30, 2013	1,755,000	$ 0.10	4.71	$nil

Exercisable, June 30, 2013	1,755,000	$ 0.10	4.71	$nil

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	10,890,000	$ 0.24

Granted	12,000,000	0.10
Exercised	–	–
Expired/Cancelled	(4,000,000)	0.10

Outstanding, June 30, 2013	18,890,000	$ 0.15	2.52	$nil

Exercisable, June 30, 2013	18,547,500	$ 0.15	2.51	$nil

A summary of the status of the Company’s nonvested shares as of June 30, 2013 is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2012	1,737,500	–
Granted	12,000,000	–
Vested	(13,395,000)	–

Nonvested at June 30, 2013	342,500	–

During six months ended June 30, 2013, the Company recognized and recorded stock-based compensation of $64,675 as a general and administrative expense related to vested share-based compensation arrangements.

As at June 30, 2013 there was $7,059 total unrecognized compensation cost related to nonvested share-based compensation arrangements.

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

Regarding the ESB Complaint, on October 24, 2012 the Company applied successfully for a ruling placing that complaint in abeyance, to be dealt with by the B.C. Supreme Court rather than the ESB.  In accordance with that ruling, Mr. Knaven on November 9, 2011 delivered a proposed amendment to one of the Supreme Court Actions.  The quantified portion of Mr. Knaven’s claims totals approximately $261,752. He also seeks general and unspecified damages which are unquantified. Notwithstanding, $175,310 had been held in trust by the Supreme Court of British Columbia, the subject of a garnishment (See also Note 3).  On July 23, 2013 WordLogic obtained a court order releasing $22,124.83 of those funds.

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

In January 2013, the Company received notice from the former Chief Operating Officer Paul Silverstein, threatening a “whistle blower” claim pursuant to the US Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration. Accordingly on March 8, 2013 it commenced an arbitration in British Columbia, Canada to resolve the issues. The Company also appointed an independent director to conduct an investigation into the allegations raised by Silverstein to report to the Board of Directors on the outcome of his investigation, together with recommendations. The report was delivered to the Board of Directors on March 13, 2013. In response to an objection to jurisdiction raised by the former COO, the arbitrator commenced an initial process to determine his jurisdiction. WordLogic’s submissions have been provided. Silverstein has refused to participate in the arbitration process.

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Silverstein as President and CEO of the Corporation. The Corporation vigorously denies the allegations and will aggressively defend the claim. There is currently an application before the court by the Corporation to stay the proceeding in favour of the arbitration.

As of August 8, 2013, there has been no significant progress in the cases mentioned above and the disclosed summary statements mentioned are appropriate.

The outcome of the above litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

On June 28, 2013, Biller Communications (“Biller”), a former consulting firm of the Company entered into a settlement agreement on the pending litigation whereby the Company paid Biller $17,000 in full and final settlement of the matter.  This is a significantly reduced amount from the amount of $30,465 plus interest from May, 2012 and costs sued for in the complaint.   The Company agreed to pay this amount in order to avoid any additional costly litigation, including depositions, court appearances and trial.  The settlement amount was recorded as accrued liabilities as of June 30, 2013.

13.

SUBSEQUENT EVENTS

On July 2, 2013, the Company issued 250,000 shares of its common stock at $0.10 per share related to the exercise of compensation warrants, for total proceeds of $25,000.

On July 18, 2013, the Company issued 50,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $5,000.

On August 6, 2013, the Company issued 25,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $2,500.

On August 6, 2013, the Company issued 200,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $20,000.

On August 6, 2013, the Company issued 100,000 shares of its common stock at $0.10 per share related to the private placement offering, for total proceeds of $10,000.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013	December 31, 2012
Current Assets	$530,088	$1,758,735
Current Liabilities	$721,359	$487,972
Working Capital (deficit)	$ (191,271)	$ 1,270,763

Cash Flows

	June 30, 2013	June 30, 2012
Cash Flows from (used in) Operating Activities	$(1,292,673)	$3,165,163
Cash Flows from (used in ) Investing Activities	$865,077	$(2,831,172)
Cash Flows from (used in) Financing Activities	67,474	$(56,166)
Effect of exchange rate changes on cash	$11,236	(12,469)
Net Increase (Decrease) in Cash During Period	$(348,886)	$265,356

Operating Revenues

Operating revenues for the six months period ended June 30, 2013 were $366 and is comprised of product sales of $366.

Operating revenues for the six months period ended June 30, 2012 were $5,000,965 and is comprised of product sales of $965 and license granting of $5,000,000.

Operating Expenses and Net Loss

Operating expenses for the six months period ended June 30, 2013 were $2,199,608 and is comprised of $63,800 in rent, $1,730,813 in selling, general and administrative and $404,995 in research and development. Operating expenses for the same period ended June 30, 2012 were $1,715,164 and is comprised of $44,632 in rent, $1,530,388 in selling, general and administrative and $140,144 in research and development.

Net loss for the six months period ended June 30, 2013 was $2,199,372 and is comprised of $2,199,242 loss from operations and $130 in interest income reversed.  Net income for the same period ended June 30, 2012 was $3,302,186 and is comprised of $3,285,801 income from operations and $16,385 in other income.

Liquidity and Capital Resources

As at June 30, 2013, the Company’s cash and current asset balance was $530,088 compared to $1,758,735 as at December 31, 2012. The decrease in current assets of $1,228,647 is attributed to a decrease of $359,148 in cash and cash equivalents, an increase of $10,262 in restricted cash, a decrease of $865,077 in investments, an increase of $26,328 in HST/GST refund receivable, a decrease of $12 in employee advances, a decrease of $441 in interest receivable, and a decrease in prepaid expenses of $40,559.

As at June 30, 2013, the Company had current and total liabilities of $721,359 compared with current and total liabilities of $487,972 as at December 31, 2012. The increase in total liabilities of $233,387 is attributed to a $244,623 increase in accounts payable and accrued liabilities, a decrease of $9,526 in indebtedness to related parties, and a decrease of $1,710 in accrued interest.

As at June 30, 2013, the Company had a working capital deficit of $191,271 compared with a working capital of $1,270,763 as at December 31, 2012.  The decrease in working capital was primarily attributed to a decrease in cash and cash equivalents, investments and prepaid expenses, and a reduction in indebtedness to related parties.

Cash flow from Operating Activities

During the six months period ended June 30, 2013, the Company used $1,292,673 of cash for operating activities compared to the generation of $3,165,163 of cash for operating activities during the same period ended June 30, 2012. The change in net cash generated in operating activities is primarily attributed to a decrease in revenue from patents licencing.

Cash flow from Investing Activities

During the six months period ended June 30, 2013, the Company received $865,077 of cash for investing activities compared to cash used $2,831,172 for investing activities during the same period ended June 30, 2012. The change in net cash generated in investing activities is primarily attributed to proceeds of investments in term deposits.

Cash flow from Financing Activities

During the six months period ended June 30, 2013, the Company received $67,474 of cash from financing activities compared to cash used of $56,166 for the same period ended June 30, 2012.  The change in cash flows from financing activities is primarily attributed to a decrease in repayment of related party advances, repayment of line of credit, other promissory notes, net of decrease in sale of common shares, and increase of proceed from stock options and warrants exercised.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 10, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Regarding the ESB Complaint, on October 24, 2012 the Company applied successfully for a ruling placing that complaint in abeyance, to be dealt with by the B.C. Supreme Court rather than the ESB.  In accordance with that ruling, Mr. Knaven on November 9, 2011 delivered a proposed amendment to one of the Supreme Court Actions.  The quantified portion of Mr. Knaven’s claims totals approximately $261,752. He also seeks general and unspecified damages which are unquantified. Notwithstanding, $175,310 had been held in trust by the Supreme Court of British Columbia, the subject of a garnishment (See also Note 3).  On July 23, 2013 WordLogic obtained a court order releasing $22,124.83 of those funds.

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

In January 2013, the Company received notice from the former Chief Operating Officer Paul Silverstein, threatening a “whistle blower” claim pursuant to the US Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration. Accordingly on March 8, 2013 it commenced an arbitration in British Columbia, Canada to resolve the issues. The Company also appointed an independent director to conduct an investigation into the allegations raised by Silverstein to report to the Board of Directors on the outcome of his investigation, together with recommendations. The report was delivered to the Board of Directors on March 13, 2013. In response to an objection to jurisdiction raised by the former COO, the arbitrator commenced an initial process to determine his jurisdiction.  WordLogic’s submissions have been provided. Silverstein has refused to participate in the arbitration process.

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Silverstein as President and CEO of the Corporation. The Corporation vigorously denies the allegations and will aggressively defend the claim. There is currently an application before the court by the Corporation to stay the proceeding in favour of the arbitration.

As of August 6, 2013, there has been no significant progress in the cases mentioned above and the disclosed summary statements mentioned are appropriate.

The outcome of the above litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

On June 28, 2013, Biller Communications (“Biller”), a former consulting firm of the Company entered into a settlement agreement on the pending litigation whereby the Company paid Biller $17,000 in full and final settlement of the matter.  This is a significantly reduced amount from the amount of $30,465 plus interest from May, 2012 and costs sued for in the complaint.  The Company agreed to pay this amount in order to avoid any additional costly litigation, including depositions, court appearances and trial.  The settlement amount was recorded as accrued liabilities as of June 30, 2013.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

a)

In May 2013, the Company issued 150,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $15,000.

b)

In June 2013, the Company conducted a private placement offering whereby it sold 120,000 shares at a price of $0.10 per share for total proceeds of $12,000.

c)

Also in June 2013, the Company conducted a private placement offering whereby it sold 100,000 shares at a price of $0.15 per share for total proceeds of $15,000.

d)

Also in June 2013, the Company issued 350,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $35,000.

2.

Subsequent Issuances:

a)

On July 2, 2013, the Company issued 250,000 shares of its common stock at $0.10 per share related to the exercise of compensation warrants, for total proceeds of $25,000.

b)

On July 18, 2013, the Company issued 50,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $5,000.

c)

On August 6, 2013, the Company issued 25,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $2,500.

d)

On August 6, 2013, the Company issued 200,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $2,500.

e)

On August 6, 2013, the Company issued 100,000 shares of its common stock at $0.10 per share related to the private placement offering, for total proceeds of $2,500.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
3.01a	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on May 21, 2003 as part of our Quarterly Report on Form 10QSB.
3.01b	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on August 8, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 8, 2001 as part of our Registration Statement on Form 10SB12G.
4.01	2013 Equity Incentive Plan	Filed with the SEC on April 11, 2013 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on April 11, 2013 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on April 11, 2013 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Stock Units	Filed with the SEC on April 11, 2013 as part of our Registration Statement on Form S-8.
10.01	Promissory Note to Luis Carrillo for $6,000 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.02	Promissory Note to Luis Carrillo for $3,500 dated August 5, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Settlement Agreement between Richard Kozukan and Jim Yano dated August 25, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Website Services Agreement between the Company and Creative Web, Inc. dated August 31, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Consulting Agreement between the Company and Douglas Schreiner dated September 8, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note to Luis Carrillo for $3,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note to Luis Carrillo for $2,500 dated October 28, 2010	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.08	Settlement Agreement between the Company and Luis Carrillo dated November 29, 2010	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note to Luis Carrillo for $4,900 dated January 13, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.10	Settlement Agreement between the Company and Mirador Consulting, Inc. dated February 2, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Settlement Agreement between the Company and Luis Carrillo dated March 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note to Anthony Amado for $42,500 dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Settlement Agreement between the Company and Anthony Amado dated March 24, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.14	Promissory Note to Luis Carrillo for $3,000 dated March 25, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.15	Promissory Note to Luis Carrillo for $14,000 dated May 9, 2011	Filed with the SEC on May 23, 2011 as part of our Quarterly Report on Form 10-Q.
10.16	Settlement Agreement between the Company and Luis Carrillo dated October 21, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Cancellation Agreement between the Company and Frank R. Evanshen dated October 27, 2011	Filed with the SEC on November 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.18	Promissory Note for Luis Carrillo for $3,500 dated February 27, 2012.	Filed with the SEC on April 13, 2012 as part of our Annual Report on Form 10-K.

Exhibit
Number	Description of Exhibit	Filing
14.01	Code of Ethics	Filed with the SEC on April 14, 2005 as part of our Annual Report on Form 10K-SB.
16.01	Letter from Former Accountant Manning Elliott LLP dated March 13, 2009	Filed with the SEC on March 16, 2009 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  August 14, 2013

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  August 14, 2013

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 14, 2013

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  August 14, 2013

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director