Form 10-Q
period 2013-09-30
WORDLOGIC CORP
filed 2013-11-08
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013 there were 87,221,717 shares of the registrant’s $0.001 par value common stock issued and 86,990,177 outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2013 (Unaudited)	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$78,926	$581,605
Restricted cash (Note 3)	194,921	174,561
Investments (Note 4)	50,000	915,077
GST/HST refund receivable (Note 5)	13,301	32,724
Employee advances	214	221
Interest receivable	120	515
Prepaid expenses (Note 6)	13,771	54,032

Total Current Assets	351,253	1,758,735

Property and equipment, net of accumulated depreciation (Note 7)	15,166	19,365

Total Assets	$366,419	$1,778,100

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$760,010	$430,481
Indebtedness to related parties (Note 8)	25,606	25,543
Accrued interest	30,906	31,948

Total Current Liabilities	816,522	487,972

Total Liabilities	816,522	487,972

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 250,000,000 shares authorized 86,921,717 and 83,276,717 shares issued and 86,690,177 and 83,045,177 outstanding as of September 30, 2013 and December 31, 2012, respectively (Note 9)	86,922	83,277
Additional paid-in capital	24,542,815	23,524,244
Stock payable	4,000	4,000
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(22,146,823)	(19,379,130)
Accumulated other comprehensive loss	(651,914)	(657,160)
Treasury stock, 231,540 shares as of September 30, 2013 and December 31, 2012 (Note 10)	(20,249)	(20,249)

Total Stockholders’ Equity (Deficit)	(450,103)	1,290,128

Total Liabilities and Stockholders’ Equity (Deficit)	$366,419	$1,778,100

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	September 30, 2013 (Unaudited)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Product sales	$27,114	$–	$–	$366	$965
Patents licensing	5,000,000	$–	–	–	5,000,000
Royalty revenue	32,962	–	–	–	–

Total Revenues	5,060,076	–	–	366	5,000,965

Operating expenses
Rent (Note 11)	1,040,273	28,246	36,234	92,046	80,866
Selling, general and administrative	22,663,705	443,917	463,626	2,174,730	1,994,014
Research and development	3,825,882	96,214	124,511	501,209	264,655

Total Operating Expenses	27,529,860	568,377	624,371	2,767,985	2,339,535

Income (Loss) from Operations	(22,469,784)	(568,377)	(624,371)	(2,767,619)	2,661,430

Other income (expenses)
Bad debts	(11,250)	–	–	–	–
Interest income	8,678	56	2,439	(74)	5,600
Interest expense:		–	–	–	–
Related parties	(84,152)	–	–	–	–
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(445,371)		(7)		(2,107)
Gain on derivative liability	142,861	–	–	–	–
Gain on interest forgiveness	2,947	–	–	–	2,947
Gain (loss) on settled payables	(745,509)	–	45	–	12,422

Income (Loss) Before Extraordinary Item	(23,746,823)	(568,321)	(621,894)	(2,767,693)	2,680,292

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Income (Loss)	(22,146,823)	(568,321)	(621,894)	(2,767,693)	2,680,292

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(651,914)	(5,990)	(13,721)	5,246	(26,190)
Net Comprehensive Income (Loss)	$(22,798,737)	$(574,311)	$(635,615)	$(2,762,447)	$2,654,102

Basic net income (loss) per share		$(0.01)	$(0.01)	$(0.03)	$0.03
Diluted net income (loss) per share		$(0.01)	$(0.01)	$(0.03)	$0.03

Weighted average common shares used in calculating basic net income (loss) per share		85,169,253	83,555,653	83,790,653	83,555,653
Weighted average common shares used in calculating diluted net income (loss) per share		85,169,253	83,555,653	83,790,653	93,716,253

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of entry to development stage) to	For the Nine Months Ended (Unaudited)
	September 30, 2013 (Unaudited)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$(22,146,823)	$(2,767,693)	$2,680,292
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Bad debts	11,250	–	–
Depreciation and amortization	68,944	3,586	2,155
Common stock issued for services and payables	1,050,425	–	3,605
Stock-based compensation	13,239,945	652,716	–
Amortization of debt discount	145,243	–	–
Loss (gain) on settled liabilities	807,202	–	(15,369)
Gain on derivative liability	(142,861)	–	–
Changes in current assets and liabilities:
Receivables	37,342	19,818	(18,066)
Employee advances	(15,582)	7	(7)
Prepaid expenses	(13,771)	40,261	(61,734)
Accounts payable and accrued liabilities	985,941	330,142	(35,492)
Accrued interest payable	64,616	(1,042)	907
Net cash provided (used) in operating activities	(5,908,129)	(1,722,205)	2,556,291
Cash flows from investing activities:
Investment in term deposit	(50,000)	865,077	(1,690,249)
Purchases of equipment	(47,988)	–	(21,287)
Net cash provided (used) in investing activities	(97,988)	865,077	(1,711,536)
Cash flows from financing activities:
Proceeds from related party advances	1,328,499	–	8,588
Repayment of related party advances	(1,015,667)	63	(140,677)
Proceeds from promissory notes issued to related parties	411,509	–	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	993,120	–	–
Repayment of other promissory notes	(449,220)	–	(6,000)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	–	–
Repayment of line of credit	(60,659)	–	(38,074)
Purchase of treasury stock	(101,440)	–	(43,039)
Proceeds from stock options and warrants exercised	775,415	242,500	–
Proceeds from sale of common shares	5,507,680	127,000	130,000
Net cash provided (used) by financing activities	6,930,348	369,563	(89,202)
Effect of exchange rate changes on cash	(651,914)	5,246	(26,190)
Net change in cash	272,317	(482,319)	729,363
Cash, beginning of period	1,530	756,166	25,652
Cash, end of period	$273,847	$273,847	$755,015
Non-Cash Information:
Cashless exercise of warrants	$275	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,445,853	$–	$–
Line of credit converted to bank loan	$44,359	$–	$–
Retirement of treasury stock	$81,191	$–	$–
Reclass from common stock to stock payable	$4,000	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$220,541	$5,497	$2,107

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

(Unaudited)

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$	$		$	$	$	$	$	$
Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	–	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	–	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services	88,000	88	47,369	–	–	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	–	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	–	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	–	–	–	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$	$		$	$	$	$	$	$
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	–	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one–half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one–half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	–	–	136,000

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$	$		$	$	$	$	$	$
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	–	–	2,361,327
Comprehensive loss:						–
Net loss	–	–	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	–	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	–	–	22,800

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$	$		$	$	$	$	$	$
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	–	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	–	–	102,000

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$	$		$	$	$	$	$	$
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	–	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$	$		$	$	$	$	$	$
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	–	–	157,700
Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	–	–	83,647
Stock receivable	–	–	–	–	–	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	–	–	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)

								Deficit
	Common Stock		Additional	Treasury Stock		Stock		Accumulated During	Accumulated Other
	Shares	Par Value	Paid-In Capital	Shares	Cost	Payable (Receivable)	Accumulated Deficit	Development Stage	Comprehensive Loss	Total
		$	$		$	$	$	$	$	$
Stock issued for services ($0.103/share)	35,000	35	3,570	–	–	–	–	–	–	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	–	–	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	–	–	85,000
Stock issued for services for service at market price on grant date ($0.25/share)	111,111	111	27,666	–	–	–	–	–	–	27,777
Stock issued for services for service at market price on grant date ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Stock issued for services for service at market price on grant date ($0.259/share)	50,000	50	12,900	–	–	–	–	–	–	12,950
Common stock options and warrants vested	–	–	479,607	–	–	–	–	–	–	479,607
Purchase of treasury stock	–	–	–	1,031,540	(101,440)	–	–	–	–	(101,440)
Retirement of treasury stock	(800,000)	(800)	(80,391)	(800,000)	81,191	–	–	–	–	–
Stock payable	(20,000)	(20)	(3,980)	–	–	4,000	–	–	–	–
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	1,380,832	–	1,380,832
Currency translation adjustment	–	–	–	–	–	–	–	–	(31,200)	(31,200)
Balance, December 31, 2012	83,276,717	83,277	23,524,244	231,540	(20,249)	4,000	(2,264,854)	(19,379,130)	(657,160)	1,290,128
Sale of common stock ($0.10/share)	1,120,000	1,120	110,880	–	–	–	–	–	–	112,000
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Exercise of warrant ($0.10/share)	2,425,000	2,425	240,075	–	–	–	–	–	–	242,500
Common stock options and warrants vested	–	–	652,716	–	–	–	–	–	–	652,716
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	(2,767,693)	–	(2,767,693)
Currency translation adjustment	–	–	–	–	–	–	–	–	5,246	5,246
Balance, September 30, 2013 (Unaudited)	86,921,717	86,922	24,542,815	231,540	(20,249)	4,000	(2,264,854)	(22,146,823)	(651,914)	(450,103)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At September 30, 2013 the Company has incurred losses of $22,146,823 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of September 30, 2013 and December 31, 2012. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company had no cash equivalents at September 30, 2013.

Cash and cash equivalents consisted of cash of $78,926 at September 30, 2013 and cash and term deposits of $581,605 at December 31, 2012, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at September 30, 2013 or December 31, 2012.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The Company had term deposits totaling US $50,000 and $915,077 at September 30, 2013 and December 31, 2012, respectively.  The Company has recorded interest receivable of $120 and $515 at September 30, 2013 and December 31, 2012, respectively.

See Note 2 m) for further information on fair value.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the nine months ended September 30, 2013 and 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2013. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2013.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of September 30, 2013 and December 31, 2012:

Level	September 30, 2013	December 31, 2012
Level 1	$50,000	$915,077
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Nine months Ended September 30 (Unaudited)
	2013	2012

Numerator:
Net income (loss) – basic and diluted	$(2,767,693)	$2,680,292

Denominator:
Basic weighted average common shares outstanding	83,790,653	83,555,653
Effect of dilutive securities:
Stock options	–	750,000
Warrants	–	9,410,600
Diluted weighted average common shares outstanding	83,790,653	93,716,253

Net income (loss) per share - basic	$(0.03)	$0.03
Net income (loss) per share - diluted	$(0.03)	$0.03

Due to a net loss for the nine months ended September 30, 2013, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

q)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the three and nine months ended September 30, 2013 and 2012, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of September 30, 2013 and December 31, 2012, the Company had restricted cash balances of $194,921 and $174,561, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices and by the Supreme Court of British Columbia for a contingent legal obligation as summarized as follows:

	September 30, 2013	December 31, 2012
Attorney trust	$39,399	$26,764
Garnishment	$155,522	$147,797
Total	$194,921	$174,561

The garnished amount of $155,522 is related to a legal proceeding filed by Mr. Knaven for a contingent legal obligation. The outcome of any legal disputes cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution. See Note 13 – Legal Proceedings of the Notes to Financial Statements for further information regarding legal proceedings.

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000 at September 30, 2013 as follows:

Investment Date	Amount	Maturity Date	Interest Rate

April 10, 2013	$ 50,000	April 10, 2014	0.35%
Total	50,000

The Company has recorded an accrued interest receivable of $120 and $515 for above term deposits as of September 30, 2013 and December 31, 2012 based on statements provided by financial institutions.

The Company had held-to-maturity certified term deposits with original maturity date more than three months totaling $915,077 at December 31, 2012 as follows:

Investment Date	Amount	Maturity Date	Interest Rate

September 18, 2012	250,000	February 18, 2013	0.30%
December 17, 2012	200,000	April 17, 2013	0.25%
December 17, 2012	200,000	May 17, 2013	0.25%
December 17, 2012	200,000	June 17, 2013	0.25%
April 10, 2012	50,000	April 10, 2013	0.35%
May 29, 2012	15,077	May 29, 2013	1.00%
Total	$915,077

5.

GST/HST REFUND RECEIVABLE

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. As of July 1, 2010, British Columbia (“BC”) harmonized its provincial sales tax (“PST”) with the GST to implement the harmonized sales tax (“HST”) at the rate of 12%. On April 1, 2013, the 12% HST was replaced by the 5% GST and the 7% PST has been implemented in BC. All businesses operating in BC are responsible for collecting and remitting GST/HST to the Canadian government. A GST/HST registrant should collect the GST/HST on most of their sales and pay the GST/HST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST/HST paid or payable on the purchases they use in commercial activities. However, during the nine months ended September 30, 2013, the Company has not collected any GST/HST since all sales were incurred in the United State which sales are not GST/HST taxable. The Company has filed GST/HST returns quarterly and claimed only ITC’s during the period ended September 30, 2013. As the result of this, as of September 30, 2013 and December 31, 2012, the Company had GST/HST refund receivable of $13,301 (CAD $13,680) and $32,724 (CAD $32,558), respectively.

6.

PREPAID EXPENSES

As of September 30, 2013 and December 31, 2012, we had prepaid expenses of $13,771 and $54,032, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

Vendor	September 30, 2013	December 31, 2012
	$	$
Bentall L.P.	12,133	12,543
GSMA Ltd.	–	29,710
Vantage Communication Ltd.	–	8,443
Others	1,638	3,336
Total	13,771	54,032

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of September 30, 2013 $	Net Carrying Amount as of September 30, 2013 $	Net Carrying Amount as of December 31, 2012 $
Office equipment	10,565	5,243	5,322	6,416
Computer equipment	149,321	141,443	7,878	10,573
Computer software	6,894	6,894	-	-
Furniture and fixtures	16,433	14,467	1,966	2,376

	183,213	168,047	15,166	19,365

Depreciation expense totaled $3,586 and $2,155 for the nine months ended September 30, 2013 and 2012, respectively, and $1,093 and $1,358 for the three months ended September 30, 2013 and 2012, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2013. Management fees incurred by the Company totaled $263,838 (CAD $270,000) and $269,500 (CAD $270,000) for the nine months ended September 30, 2013 and 2012, respectively.  As at September 30, 2013, the amount owing to this private company totaled $326.

b.

The Company incurred accounting fees of $27,263 and $29,945 with a private company of which an officer is also an officer during the nine months ended September 30, 2013 and 2012, respectively.  As at September 30, 2013, the amount owing to this private company totaled $4,862.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000 which increased from CAD $17,000 on December 1, 2012, expiring April 1, 2014. Management fees incurred by the Company totaled $157,814 (CAD $161,500) and $117,881 (CAD $96,815) for the nine months ended September 30, 2013 and 2012, respectively. As at September 30, 2013, the amount owing to this private company totaled $20,418.

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

e)

In July 2013, the Company issued 250,000 shares of its common stock at $0.10 per share related to the exercise of compensation warrants, for total proceeds of $25,000.

f)

Also in July 2013, the Company issued 50,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $5,000.

g)

In August 2013, the Company issued 1,625,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $162,500.

h)

Also in August 2013, the Company conducted a private placement offering whereby it sold 1,000,000 shares at a price of $0.10 per share for total proceeds of $100,000.

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	11,137,600	0.11	0.78
Issued	–	–	–
Exercised	(2,175,000)	–	–
Expired/Cancelled	(4,762,600)	–	–
Outstanding, September 30, 2013	4,200,000	0.10	0.88

10.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. During the nine months ended September 30, 2013, the Company did not purchase shares of common stock nor retire shares of common stock from treasury stock.

11.

RENT

On June 23, 2010, the Company originally entered into a lease agreement for office space located at 1130 West Pender St., Suite 230, Vancouver, BC Canada V6E 4A4. Since that time, we have not sought to move or change our office site. The term of the lease was fully ended on August 31, 2013 and the term of lease was extended for three years from September 1, 2013. Under the new term, we currently pay a total of CAD $6,869 per month on a month-to-month basis for 2113ft of corporate office space. The space we lease is utilized for general main office purposes.

On June 15, 2012, the Company also entered into a lease agreement for new office space located at 175 Varick Street, Office number 345, New York, NY 10014 U.S.A. Under the lease, we currently pay a total of USD $1,400 per month on a month-to-month basis for 80ft of corporate office space. The space we lease is utilized for general office purposes.

On July 10, 2012, the Company also entered into a lease agreement for new office space located at 3820 Cessna Drive, Suite 190, Richmond, BC Canada V7B 0A2. Under the lease, we currently pay a total of CAD $2,472 per month on a month-to-month basis for 934ft of corporate office space. The space we lease is utilized for general office purposes.

Additional space may be required as the Company expands our operations. The Company does not foresee any significant difficulties in obtaining any required additional space. The Company does not own any real estate.

12.

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

Compensation Warrants Granted to Non-employees

On March 25, 2013, the Company granted compensation warrants to purchase a total of 1,500,000 shares of the Company’s common stock to a former director. The warrants carry an exercise price of $0.10 per share. The warrants expire March 25, 2018. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $109,865. During the nine months ended September 30, 2013, the Company recorded stock-based compensation of $109,865 as a general and administrative expense in connection with these warrants.

Options Granted to Employees

On April 15, 2013, the Company granted options to purchase a total of 10,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire April 15, 2016. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $392,597. During the nine months ended September 30, 2013, the Company recorded stock-based compensation of $392,597 as a general and administrative expense in connection with these options.

On April 15, 2013, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire April 15, 2016. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260. During the nine months ended September 30, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options.

On April 15, 2013, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire April 15, 2016. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260. During the nine months ended September 30, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options.

Above two options and this option could be exercised, in whole or in part, in accordance with the following: 100% of the Shares subject to the optionee continuing to be a Service Provider on such date.

During the nine months ended September 30, 2013, the Company recognized and recorded stock-based compensation of $71,734 related to options granted in the prior year which vested in the current period as a general and administrative expense.

As at September 30, 2013 there was $nil total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 were $nil and $nil, respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	1,605,000	$ 0.12

Granted	1,500,000	0.10
Exercised	(250,000)	0.10
Expired/Cancelled	(1,350,000)	0.10

Outstanding, September 30, 2013	1,505,000	$ 0.10	5.29	$nil

Exercisable, September 30, 2013	1,505,000	$ 0.10	5.29	$nil

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	10,890,000	$ 0.24

Granted	12,000,000	0.10
Exercised	–	–
Expired/Cancelled	(5,550,000)	0.10

Outstanding, September 30, 2013	17,340,000	$ 0.10	2.47	$nil

Exercisable, September 30, 2013	17,340,000	$ 0.10	2.48	$nil

A summary of the status of the Company’s nonvested shares as of September 30, 2013 is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2012	1,737,500	–
Granted	12,000,000	–
Vested	(13,737,500)	–

Nonvested at September 30, 2013	–	–

During the nine months ended September 30, 2013, the Company recognized and recorded stock-based compensation of $652,716 as a general and administrative expense related to vested share-based compensation arrangements.

13.

LEGAL PROCEEDINGS

CIVIL LITIGATION

In January 2011, Mr. Knaven, a former officer and director of the Company, commenced a complaint to British Columbia’s Employment Standards Branch against the Company (the “ESB Complaint”) alleging that he was owed unpaid wages.  In October 2011, Mr. Knaven initiated two further legal proceedings against the Company in B.C. Supreme Court (the “Supreme Court Actions”), in which he advanced further complaints in respect of claims for shares and interest, a claim for wrongful dismissal, and further claims for general and unspecified damages.

Regarding the ESB Complaint, on October 24, 2012 the Company applied successfully for a ruling placing that complaint in abeyance, to be dealt with by the B.C. Supreme Court rather than the ESB.  In accordance with that ruling, Mr. Knaven on November 9, 2011 delivered a proposed amendment to his Notice of Civil Claim in one of the Supreme Court Actions.  The quantified portion of Mr. Knaven’s claims totals approximately $261,752. He also seeks general and unspecified damages which are unquantified. Notwithstanding, $175,310 had been held in trust by the Supreme Court of British Columbia, the subject of a garnishment (See also Note 3).  On July 23, 2013 WordLogic obtained a court order releasing $22,124.83 of those funds.

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

In January 2013, the Company received notice from the former Chief Operating Officer Paul Silverstein, threatening a “whistle blower” claim pursuant to the US Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration. Accordingly on March 8, 2013 it commenced an arbitration in British Columbia, Canada to resolve the issues. The Company also appointed an independent director to conduct an investigation into the allegations raised by Silverstein to report to the Board of Directors on the outcome of his investigation, together with recommendations. The report was delivered to the Board of Directors on March 13, 2013. In response to an objection to jurisdiction raised by the former COO, the arbitrator commenced an initial process to determine his jurisdiction and ruled in favour of WordLogic.

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Silverstein as President and CEO of the Corporation. On October 3, 2013, the Corporation filed counterclaims against Silverstein related to his misconduct in the last month of his employment and upon his resignation.  The Corporation vigorously denies Silverstein's allegations and will aggressively defend the claim and pursue its claims against Silverstein

On June 28, 2013, Biller Communications (“Biller”), a former consulting firm of the Company entered into a settlement agreement on the pending litigation whereby the Company paid Biller $17,000 in full and final settlement of the matter.  This is a significantly reduced amount from the amount of $30,465 plus interest from May, 2012 and costs sued for in the complaint.   The Company agreed to pay this amount in order to avoid any additional costly litigation, including depositions, court appearances and trial.  The settlement amount was recorded as a general and administrative expense as of September 30, 2013.

As of October 28, 2013, there has been no significant progress in the cases mentioned above and the disclosed summary statements mentioned are appropriate.  The outcome of the above litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

14.

SUBSEQUENT EVENTS

On October 10, 2013, the Company issued 300,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $30,000.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013	December 31, 2012
Current Assets	$351,253	$1,758,735
Current Liabilities	$816,522	$487,972
Working Capital (deficit)	$ (465,269)	$ 1,270,763

Cash Flows

	September 30, 2013	September 30, 2012
Cash Flows from (used in) Operating Activities	$(1,722,205)	$2,256,291
Cash Flows from (used in ) Investing Activities	$865,077	$(1,711,536)
Cash Flows from (used in) Financing Activities	$369,563	$(89,202)
Effect of exchange rate changes on cash	$5,246	(26,190)
Net Increase (Decrease) in Cash During Period	$(482,319)	$729,363

Operating Revenues

Operating revenues for the nine months period ended September 30, 2013 were $366 and is comprised of product sales of $366.

Operating revenues for the nine months period ended September 30, 2012 were $5,000,965 and is comprised of product sales of $965 and license granting of $5,000,000.

Operating revenues for the three month period ended September 30, 2013 and 2012 were $nil.

Operating Expenses and Net Loss

Operating expenses for the nine months period ended September 30, 2013 were $2,767,985 and is comprised of $92,046 in rent, $2,174,730 in selling, general and administrative and $501,209 in research and development. Operating expenses for the same period ended September 30, 2012 were $2,339,535 and is comprised of $80,866 in rent, $1,994,014 in selling, general and administrative and $264,655 in research and development.

Net loss for the nine months period ended September 30, 2013 was $2,767,693 and is comprised of $2,767,619 loss from operations and $74 in interest income reversed.  Net income for the same period ended September 30, 2012 was $2,680,292 and is comprised of $2,661,430 income from operations and $18,862 in other income.

Operating expenses for the three months period ended September 30, 2013 were $568,377 and is comprised of $28,246 in rent, $443,917 in selling, general and administrative and $96,214 in research and development. Operating expenses for the same period ended September 30, 2012 were $624,371 and is comprised of $36,234 in rent, $463,626 in selling, general and administrative and $124,511 in research and development.

Net loss for the three months period ended September 30, 2013 was $568,321 and is comprised of $568,377 loss from operations and $56 in interest income.  Net loss for the same period ended September 30, 2012 was $621,894 and is comprised of $624,371 loss from operations and $2,477 in other income.

Liquidity and Capital Resources

As at September 30, 2013, the Company’s cash and current asset balance was $351,253 compared to $1,758,735 as at December 31, 2012. The decrease in current assets of $1,407,482 is attributed to a decrease of $502,679 in cash and cash equivalents, an increase of $20,360 in restricted cash, a decrease of $865,077 in investments, a decreaseof $19,423 in HST/GST refund receivable, a decrease of $7 in employee advances, a decrease of $395 in interest receivable, and a decrease in prepaid expenses of $40,261.

As at September 30, 2013, the Company had current and total liabilities of $816,522 compared with current and total liabilities of $487,972 as at December 31, 2012. The increase in total liabilities of $328,550 is attributed to an increase of $329,529 in accounts payable and accrued liabilities, an increase of $63 in indebtedness to related parties, and a decrease of $1,042 in accrued interest.

As at September 30, 2013, the Company had a working capital deficit of $465,269 compared with a working capital of $1,270,763 as at December 31, 2012.  The decrease in working capital was primarily attributed to a decrease in cash and cash equivalents, investments and prepaid expenses. and an increase in accounts payable and accrued liabilities.

Cash flow from Operating Activities

During the nine months period ended September 30, 2013, the Company used $1,722,205 of cash for operating activities compared to the generation of $2,556,291 of cash for operating activities during the same period ended September 30, 2012. The change in net cash generated in operating activities is primarily attributed to a decrease in revenue from patents licensing.

Cash flow from Investing Activities

During the nine months period ended September 30, 2013, the Company received $865,077 of cash for investing activities compared to cash used $1,711,536 for investing activities during the same period ended September 30, 2012. The change in net cash generated in investing activities is primarily attributed to proceeds of investments in term deposits.

Cash flow from Financing Activities

During the nine months period ended September 30, 2013, the Company received $369,563 of cash from financing activities compared to cash used of $89,202 for the same period ended September 30, 2012.  The change in cash flows from financing activities is primarily attributed to a decrease in repayment of related party advances, repayment of line of credit, other promissory notes, net of decrease in sale of common shares, and increase of proceed from stock options and warrants exercised.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 10, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In January 2011, Mr. Knaven, a former officer and director of the Company, commenced a complaint to British Columbia’s Employment Standards Branch against the Company (the “ESB Complaint”) alleging that he was owed unpaid wages.  In October 2011, Mr. Knaven initiated two further legal proceedings against the Company in B.C. Supreme Court (the “Supreme Court Actions”), in which he advanced further complaints in respect of claims for shares and interest, a claim for wrongful dismissal, and further claims for general and unspecified damages.

Regarding the ESB Complaint, on October 24, 2012 the Company applied successfully for a ruling placing that complaint in abeyance, to be dealt with by the B.C. Supreme Court rather than the ESB.  In accordance with that ruling, Mr. Knaven on November 9, 2011 delivered a proposed amendment to his Notice of Civil Claim in one of the Supreme Court Actions.  The quantified portion of Mr. Knaven’s claims totals approximately $261,752. He also seeks general and unspecified damages which are unquantified. Notwithstanding, $175,310 had been held in trust by the Supreme Court of British Columbia, the subject of a garnishment.  On July 23, 2013 the Company obtained a court order releasing $22,124.83 of those funds.

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

In January 2013, the Company received notice from the former Chief Operating Officer Paul Silverstein, threatening a “whistle blower” claim pursuant to the US Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration. Accordingly on March 8, 2013 it commenced an arbitration in British Columbia, Canada to resolve the issues. The Company also appointed an independent director to conduct an investigation into the allegations raised by Silverstein to report to the Board of Directors on the outcome of his investigation, together with recommendations. The report was delivered to the Board of Directors on March 13, 2013. In response to an objection to jurisdiction raised by the former COO, the arbitrator commenced an initial process to determine his jurisdiction and ruled in favour of the Company.

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Silverstein as President and CEO of the Company. On October 3, 2013, the Company filed counterclaims against Silverstein related to his misconduct in the last month of his employment and upon his resignation.  The Company vigorously denies Silverstein's allegations and will aggressively defend the claim and pursue its claims against Silverstein

On June 28, 2013, Biller Communications (“Biller”), a former consulting firm of the Company entered into a settlement agreement on the pending litigation whereby the Company paid Biller $17,000 in full and final settlement of the matter.  This is a significantly reduced amount from the amount of $30,465 plus interest from May, 2012 and costs sued for in the complaint.   The Company agreed to pay this amount in order to avoid any additional costly litigation, including depositions, court appearances and trial.  The settlement amount was recorded as a general and administrative expense as of September 30, 2013.

As of October 28, 2013, there has been no significant progress in the cases mentioned above and the disclosed summary statements mentioned are appropriate.  The outcome of the above litigation cannot be reliably predicted at this time, nor can the Company provide a timeline for resolution.

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

f)

On August 22, 2013, the Company issued 600,000 shares of its common stock at $0.10 per share related to the private placement offering, for total proceeds of $60,000.

g)

On August 22, 2013, the Company issued 900,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $90,000.

h)

On August 23, 2013, the Company issued 200,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $20,000.

i)

On August 29, 2013, the Company issued 200,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $20,000.

j)

On August 29, 2013, the Company issued 200,000 shares of its common stock at $0.10 per share related to the private placement offering, for total proceeds of $20,000.

k)

On August 30, 2013, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $10,000.

l)

On August 30, 2013, the Company issued 100,000 shares of its common stock at $0.10 per share related to the private placement offering, for total proceeds of $10,000.

2.

Subsequent Issuances:

a)

On October 10, 2013, the Company issued 300,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $30,000.

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

Dated:  November 8, 2013

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  November 8, 2013

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer