Form 10-K
period 2013-12-31
WORDLOGIC CORP
filed 2014-04-07
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

____________________

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

      . Yes     X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      . Yes     X . No

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

      . Yes     X . No

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

      . Yes     X . No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $18,966,427 based upon the price ($0.257) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “WLGC.OB”

As of March 26, 2014, there were 95,351,955 shares of the registrant’s $0.001 par value common stock issued and 95,120,415 outstanding.

Documents incorporated by reference: None

4

4

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

We are a software company that develops, markets, licenses and sells advanced predictive text solutions designed to accelerate the entry and retrieval of text and information for personal computing devices focusing on smart phones and tablets as well as hybrid touchscreen devices, wearables and car systems.  As efficient text input becomes more important due to the rapid expansion of application for SMS, email, social networking, and search, the Company seeks to provide a natural input method that could reduce finger movements by over 50%, supply accurate multiple word predictions in just a gesture, and help users to control their input and enhance their communication.

The Company anticipates that more and more enterprise users will be relying on mobile and touchscreen devices and its technology will allow those enterprises to remain efficient and accurate.  The Company's patent-pending data structures, algorithms and powerful prediction and Reach™ engines which are embodied in the iKnowU® keyboard application represent a new method for text input that is not solely focused on typing with speed and accuracy.  Rather, as people input, search, text, email, and compose, the Company seeks to help individuals communicate and control their message, enhancing accuracy while using semantics in order to help users create meaning and find related information based on that meaning.

The Company’s Reach™ technology provides advertising search to create new revenue opportunities through partnerships with online deal consolidator and advertisers.  The technology provides location-based marketing messages in a timely and efficient manner while remaining unobtrusive and maintaining privacy of the user.  With Reach™ the user never needs to switch between apps or exit the message compose screen to access relevant information.

Business Development

On January 9, 2007, we developed a new text entry/text messaging input solution for smartphones utilizing our patent pending prediction engine.  This new solution for smartphones is more efficient, user friendly and provides a more compelling text entry interface for users than our existing solutions.  In addition, the functionality and configuration of the technology can be expanded and/or modified to suit a user's or manufacturers' specific needs.

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

In October 2012, the iKnowU® keyboard application for Android powered devices was released.  It leverages the Company’s state-of-the-art patented technology, delivering the most advanced keyboard automation solution available.

In January 2013, the Company released its new predictive text solution, WordLogic for Business, allowing organizations to improve productivity through accurate, faster and more consistent text entry across the workforce.

In May 2013, the company announced Reach™ patent-pending technology that understands the context of what you’re typing and instantly gives you access to the relevant app or data source to retrieve and share information.  Users are then able to “reach” into these other sources and pull key information into the message you’re composing.  Whether writing a text, email, IM or social update WordLogic Reach works seamlessly – meaning that the user never needs to switch between apps or exit the message compose screen.

Reach™ was awarded CTIA 2014 Top 5 show floor pick by Mobile World Live.

In November 2013, the Company announced it will release Reach™ a technology delivers precise and timely context-based and location-aware marketing messages while users are still working in the iKnowU® predictive keyboard, superseding the need to exit core applications.  Users no longer have to navigate through numerous applications to obtain information such as directions, restaurant listings, ratings, reviews, travel information and latest deals near their location.

Technology Overview

iKnowU™’s award-winning keyboard is the most feature-rich and intuitive application for Android powered devices.  We are the only keyboard provider that has the ability to predict entire phrases and sentences through their WordChunking™ technology, as well as offering the Company’s Gesturing™ capabilities.  This unique feature gives users the ability to enter words and phrases with sub-second input, resulting in rapid entry speeds with full accuracy.  Since October 2012, over 80,000 Android users have downloaded the application and are enjoying the most feature-rich, intelligent keyboard on the market.  The application uniquely features:

WordChunkingTM Displays possible predictions allowing you to find the word or phrase you’re looking for more quickly accurately	Word and Phrase Prediction Create whole sentences and phrases in a fraction of the time that you’d normally take to type them
GesturingTM Enter words and phrases with sub-second input resulting in blazing fast entry speeds with full accuracy	Auto Learn iKnowU learns and monitors your style and use of words, adjusting to better predict what you want to type
Smart Learn Predicts names of people & places, email addresses, website & more	Right or Left Handed Preference iKnowU adjusts its actions and displays based upon the setup for either right or left-handed

The Company’s technology is unique in that it encompasses both the desktop PC and mobile device platforms.  This patented technology can improve the way that mobile device users interact with their devices and open the door to new revenue streams as well as provide a competitive advantage against rival companies.

The Company also sells its patented predictive text technology, WordLogic for Business that brings text and phrase prediction to the workplace in one cost-effective solution.  With over ten years’ experience, the Company understands the need for enterprises to offer their workers the ability to rapidly and seamlessly enter industry or company-specific words and sentences into a multitude of devices from PC’s to mobile phones and tablets.  WordLogic for Business is optimized to run on Android tablets and smartphones as well as desktop PCs.  It can also be used with custom touchscreen devices, such as touchscreen PDAs used by couriers and delivery companies.  WordLogic for Business automatically syncs across all devices currently in use and delivers a consistent, high-quality experience for the end-user, irrespective of the device or platform they are using.  Companies seeking to adopt predictive text can build WordLogic for Business into their existing IT infrastructure using WordLogic's simple SDK.

Reach™ the patent-pending technology provides context-aware search – including advertising search – within every app you are working in through the WordLogic predictive keyboard, superseding the need to exit core applications.  Users will no longer have to navigate through numerous applications to obtain information such as directions, restaurant listings, ratings and reviews, travel information and other contextual data from Google or other mobile and content sites.

This unique ability to deliver precise and timely context-based and location-aware marketing messages gives WordLogic an advantage in the massive global pay-per-click advertising market.  WordLogic Reach™ is truly the first technology to solve the problem of monitoring keystrokes in real-time in order to return contextual and location-based marketing messages in a timely and efficient manner while remaining unobtrusive and maintaining privacy of the user.  Reach™ leverages our patented intelligent keyboard to provide advertisers, marketers and handset makers with technology that can potentially drive massive incremental advertising and marketing revenue straight from mobile or tablet touch screen keyboards without the need for other applications or external technologies.

Currently, WordLogic is developing a version of the award winning iKnowU® keyboard that integrates Reach™ Advertising Search to create new revenue opportunities through partnerships with online deal consolidator and providers that offers thousands of local deals covering hundreds of cities in North America.  Using WordLogic Reach™, allows users’ existing texts to be analyzed for context information, indicating what are they talking about, as well as the location of where they are talking about it.  For example, when users ask about doing a spa day in Whistler, Reach™ can show them relevant information about deals related to what they are discussing with their friends.  With a network of the most popular deal sites gathering over 30,000 offers per month, Reach™ users will be able to directly access money-saving deals within their email or text messaging applications.  These partnerships give way to incredible revenue opportunities for WordLogic by receiving revenue up to 10% of each deal purchased and revenues per advertisement viewed, while allowing users to enjoy deals that might not have been taken advantage of previously.  WordLogic is expanding their portfolio of partnerships, creating unique opportunities for revenue growth and extraordinarily intuitive accessibility for users.

Current projects in development include an iOS version that will work in a custom messaging and note-taking application.

WordLogic recognizes the underserved Apple device market when it pertains to predictive technologies and looks to expand its market to iPads and iPhones.  Also WordLogic is integrating its predictive technologies into voice recognition software to allow for phrase and context aware search by talking to a device.  WordLogic realizes that this is a significant market for auto drivers as state laws ban use of mobile devices with your hands and eye gazing.  WordLogic is also exploring using their tightly constructed set of algorithms and data structures allowing it to operate quickly and efficiently in wearable computing.  Combined with the ability to predict not only words but letters, n-grams including up to 5 word sequences of language that can be defined and predicted better than ever before.  Other current development efforts include adding more language dictionaries to the iKnowU® product including Mandarin, Japanese, and Arabic.

Intellectual Property

We own the copyright of all of the content of our website, www.WordLogic.com.

On October 21, 2003 we received trademark approval for the mark “WordLogic” under Reg. No. 2,774,468 pending in the United States.  A similar trademark application has been approved and registered in Canada under TMA576,700.

Our intellectual property portfolio includes eight issued U.S. and European patents and nine pending U.S. patent applications, one of which has received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”).

In conjunction with its wholly owned subsidiary, 602531 British Columbia Ltd., the Company holds U.S. patents 7,293,231, 7,681,124, 7,716,579, and 7,921,361, which relate to data entry for personal computing devices.  U.S. patent 7,293,231, which the Company believes to be one of its pioneering patents, relates to various methods, systems, devices, and computer-readable media for use in connection with computer-assisted data entry and patent 8,552,984 B2, which deals with the redirection of information for the purposes of processing which occurs between the keyboard and the application receiving the input.

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

For the Company's pending applications, the USPTO has recently issued a Notice of Allowance for application #11/871,900 related to keyboard prediction and search utilizing gesturing software technology.

On February 12, 2013 we received trademark notice of allowance for the mark “IKNOWU” under serial number 85678117 in the United States.

In February 2013 the Company filed a new patent covering the Reach™ technology.

On October 8, 2013 the Company received Patent No.  US 8,552,984 B2 associated with application 11/036,267 which covers the processing which occurs between the keyboard and the application it is sending inputs to.

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

Summary of the Company’s Patents and Patent Applications

ISSUED PATENTS
Issued Patent Number	Location	Issue Date	Description
1356368	Europe	Jan. 2008	Data Entry Method and System for Personal Computer, and Corresponding Computer Readable Medium
1171813	Europe	Mar. 2004	Data Entry for Personal Computing Devices
7,293,231	U.S.	Nov. 2007	Data Entry for Personal Computing Devices
7,681,124	U.S.	Mar. 2010	Data Entry for Personal Computing Devices
7,716,579	U.S.	May 2010	Data Entry for Personal Computing Devices
7,921,361	U.S.	April 2011	Data Entry for Personal Computing Devices
8,552,984 B2	U.S.	Oct. 2013	Method, System, Apparatus and Computer-Readable Media for Directing Input Associated with Keyboard-Type Device

PATENT APPLICATIONS
Application Number	Location	Type	Recent USPTO Action
#11/133,779	U.S.	Divisional Patent Application
#11/134,759	U.S.	Divisional Patent Application
#11/134,810	U.S.	Divisional Patent Application
#11/871,900	U.S.	Continuation Application
#11,871,904	U.S.	Continuation Application

A copy of our patents can be obtained from the USPTO web site located at www.uspto.gov or from our website located at www.WordLogic.com, which provides a direct link to the patents.

Product Availability

The Company released iKnowU® to support Android-based devices, as Android became a market leader with a more than 75% share by the end of 2012 (Source: Business Insider 2012).  The iKnowU® is available to download from the Google Play store for $1.99, with a free time-limited trial version also available.

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

Target Customers

The Company’s target customers will likely include Tier 1 wireless operators in the U.S. as well as smartphone original equipment manufacturers (OEMs).  In the telecommunications industry, a Tier 1 wireless carrier entails a company that is the sole operator of its network, indicating that this provider offers a direct connection to the networks it uses to deliver voice and data as well as to the Internet.  AT&T Inc. (T-NYSE), Verizon Communications Inc. (VZ-NYSE), Sprint Nextel Corp. (S-NYSE), and T-Mobile USA, Inc. are examples of Tier 1 operators.  Conversely, Tier 2 companies may procure a portion of their networks from the Tier 1 carriers, and Tier 3 operators are wholly reliant on the networks of the Tier 1 and Tier 2 firms.  In addition to targeting the Tier 1 carriers, the Company intends to market its technology to smartphone OEMs.  Examples of smartphone OEMs include Samsung Electronics Co., Ltd., Apple, HTC Corp., Huawei, Nokia and LG Electronics Inc. Customers this size may have the potential to apply the Company’s technology in up to 300 million units annually.

The Company will also be targeting its enterprise solution WordLogic for Business to individual corporations, as well as enterprise software manufacturers such as Oracle, Microsoft and SAP.

The launch of iKnowU® with Reach™ will be targeted at the current consumer android market of 2.5 billion total units in 2014.

Marketing Strategy

The Company designed and implemented a new logo and website design in 2012.  In October of 2012, the Company soft-launched its first Android product iKnowU® on Google Play and created a specifically branded site iknowu.net.  The Company started marketing campaigns and promotion of the iKnowU® product via banner advertising campaigns on numerous mobile and internet portals.

The Company has engaged a marketing and public relations firms to disseminate the iKnowU® and Reach™ - WordLogic message to publishers worldwide.

The Company attended Apps World, CTIA and Mobile World Congress in 2013 to demonstrate WordLogic technologies to the industry.

Future retail-based marketing plans include customer email campaigns featuring corporate news and updated product information, external email marketing campaigns to attract new customers, and affiliate marketing.

WordLogic is also exploring partnerships with other application developers, including VOIP, chat and messaging applications to leverage their existing customer base of millions of users to introduce them to WordLogic iKnowU® and Reach™.

WordLogic will be executing a marketing plan using paid advertising using Google AdWords, Facebook and Twitter advertising for the iKnowU® with Reach™ platform in 2014 that will provide millions new customers by end of year 2014.

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

Other projects in development include expanding and enhancing the Company’s retail product offerings.  Including the launch of iKnowU® with Reach™ platform in 2014 pursuing an advertising revenue mode that will drive revenues and downloads in 2014.

WordLogic’s patented approach to contextual natural language prediction is the most powerful one available on the market today.  It’s has a tightly constructed set of algorithms and data structures allowing it to operate quickly and efficiently in form factors that its competitors cannot operate in giving it more range of uses as devices once again turn smaller (wearable computing).

Ultimately, the Company believes that it may become an acquisition target for larger companies within the technology sector due to the breadth of its patent portfolio and the novel characteristics of its technology.

The Industry

Smartphones and mobile devices have become a necessity for many professional and non-professional individuals.  Touchscreens, email, 3G, 4G, and power-packed mobile applications have resulted in considerable growth of new devices.  To this extent, the Company estimates that nearly 75% of phones shipped in the U.S. contain either a QWERTY or touchscreen keyboard.  Over 1 billion smartphones were sold in 2013 and could see up to a 20% increase in 2014.

Likewise, the PC market represents billions of dollars of equipment that uses text input and millions of consumers who could benefit from refined input and search options.  Although not double digit growth in 2014, 300 million desktop PCs, portable computers, and mini-notebooks are expected to ship to consumers, The Company may be of value to PC manufacturers that are seeking innovative advancements to the PC experience in order to remain competitive.  Likewise, versions of the Company's technology can be incorporated into the growing number of tablet computers entering the marketplace (estimated at over 285 million for 2014).

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

Wearable technology market revenue was $4.3 billion as of 2012 and is expected to reach to $14.0 billion by 2018, growing at an estimated CAGR of 18.93 % from 2013 to 2018 and provide a significant opportunity for the Company’s technologies because of the structure of the code and small memory footprint.

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

We compete with companies such as SwiftKey and Nuance that offer keyboard solutions that are not as robust as the company offerings but have significant market share among handset manufacturers and carriers.  In 2012, SwiftKey spent more days as Google Play’s No.1 paid download than any other app, validating the global market for better text input for mobile devices.  As we increase marketing and the awareness of the iKnowU® product we are poised to significantly capture our competitor’s clients and new customers.

The Company’s Reach technology is a market differentiator that provides significant advertising revenue opportunities above and beyond the competition’s business models of licensing and consumer purchases.

WordLogic’s patented approach to contextual natural language prediction also provides a significant advantage to the wearable computing market due to the technologies’ approach to language patterns and small memory footprint and CPU requirements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On June 23, 2010, we entered into a lease agreement for office space located at 1130 West Pender St., Suite 230, Vancouver, BC Canada V6E 4A4. Since that time, we have not sought to move or change our office site.  Our telephone number remains (604) 257-3600. Under the lease, we currently pay a total of $6,954 CAD per month on a month-to-month basis for 2,113 ft of corporate office space.  The space we lease is utilized for general main office purposes.

On January 15, 2013, we also entered into a lease agreement for new office space located at 25 Broadway, 10th Floor, New York, NY 10004 U.S.A.  Under the lease, we currently pay a total of $1,300 USD per month on a month-to-month basis for 80 ft of corporate office space.  The space we lease is utilized for general office purposes.

On July 10, 2012, we also entered into a lease agreement for new office space located at 3820 Cessna Drive, Suite 190, Richmond, BC Canada V7B 0A2. Under the lease, we currently pay a total of $2,172 CAD per month on a month-to-month basis for 934 ft of corporate office space.  The space we lease is utilized for general office purposes. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

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

In November 2013 the Company settled certain claims by Mr. Knaven and certain counterclaims by the Company as against Mr. Knaven.  Following the settlement, the parties discontinued the claim and counterclaim as against each other, and Mr. Knaven withdrew a complaint he had made to the British Columbia’s Employment Standards Branch.  In consideration for the settlement, the Company released $155,328 from the B.C. Supreme Court ordered garnishment to Mr. Knaven and issued 500,000 common shares of the Company valued at $57,500 to him.  As result of the settlement, the Company recorded loss of $24,710.

In the proceedings referenced above, the Company had filed a counterclaim naming Mr. Knaven along with certain other defendants by counterclaim. Those other defendants by counterclaim have not yet been served. They include Mr. Mike Flom who appears to have been involved in assisting Mr. Knaven in formulating and advancing Knaven’s various claims against the Company.

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

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Silverstein as President and CEO of the Corporation. On October 3, 2013, the Corporation filed counterclaims against Silverstein related to his misconduct in the last month of his employment and upon his resignation.  The Corporation vigorously denies Silverstein's allegations and will aggressively defend the claim and pursue its claims against Silverstein

On December 30, 2013, the Company reached an out of court settlement with Paul Silverstein regarding the previously disclosed claim filed by Mr. Silverstein and the counter claim filed by the Company. The settlement includes no admission of liability by either party. In consideration for the settlement, the Company issued 4 million warrants to purchase 4 million common shares of the Company to Mr. Paul Silverstein.  Fair value of the warrants was estimated using Black-Sholes pricing model on settlement date.  The Company recorded loss of $773,644 on this settlement.

On June 28, 2013, Biller Communications (“Biller”), a former consulting firm of the Company entered into a settlement agreement on the pending litigation whereby the Company paid Biller $17,000 in full and final settlement of the matter.  This is a significantly reduced amount from the amount of $30,465 plus interest from May, 2012 and costs sued for in the complaint.   The Company agreed to pay this amount in order to avoid any additional costly litigation, including depositions, court appearances and trial.  The settlement amount was recorded as loss on legal settlement as of December 31, 2013.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2013 through December 31, 2013, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 – High	$0.0949	$0.15	$0.26	$0.24
2013 – Low	$0.065	$0.075	$0.1161	$0.08
2012 – High	$0.20	$0.13	$0.1199	$0.1511
2012 – Low	$0.091	$0.101	$0.09	$0.0687

Record Holders

As of March 26, 2014, an aggregate of 95,351,955 and 95,120,415 shares of our Common Stock were issued and outstanding, respectively, and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchase and Retirement of Equity Securities

See Note 10 – Treasury Stock of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding share repurchases and retirement of treasury stock.

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

On April 11, 2013, the Company registered on Form S-8 the 2012 Equity Incentive Plan, under which the Company is authorized to issue up to twenty five million (25,000,000) shares of the Company’s Common Stock to the Company’s employees, executives and consultants.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013	December 31, 2012
Current Assets	$176,055	$1,758,735
Current Liabilities	$802,383	$487,972
Working Capital (deficit)	$ (626,328)	$ 1,270,763

Cash Flows

	December 31, 2013	December 31, 2012
Cash Flows from (used in) Operating Activities	$(2,321,886)	$1,835,245
Cash Flows from (used in) Investing Activities	865,077	$(936,123)
Cash Flows from (used in) Financing Activities	790,555	$(137,408)
Effect of exchange rate changes on cash	4,367	$(31,200)
Net Increase (decrease) in Cash During Period	$(661,887)	$730,514

Operating Revenues

Operating revenues for the twelve months ended December 31, 2013 were $366 and is comprised of product sales.

Operating revenues for the twelve months ended December 31, 2012 were $5,000,991 and is comprised of product sales of $991 and license granting of $5,000,000.

Operating Expenses and Net Loss

Operating expenses for the twelve months period ended December 31, 2013 were $3,950,291 and is comprised of $121,657 in rent, $3,227,885 in selling, general and administrative and $600,749 in research and development. Operating expenses for the same period ended December 31, 2012 were $3,640,436 and is comprised of $119,864 in rent, $3,121,636 in selling, general and administrative and $398,936 in research and development.

Net loss for the twelve months period ended December 31, 2013 was $4,772,150 and is comprised of $3,949,925 loss from operations, $6,805 in interest expense, $66 in interest income reversed, $815,354 loss from legal settlement. Net income for the twelve months period ended December 31, 2012 was $1,380,832 and is comprised of $1,360,555 income from operations, $6,992 in interest income, $2,113 in interest expense, $2,947 in gain on interest forgiveness, and $12,451 in gain on settled payable.

Liquidity and Capital Resources

As at December 31, 2013, the Company’s cash and current asset balance was $176,055 compared to $1,758,735 as at December 31, 2012. The decrease in current assets of $1,582,680 is attributed to a decrease of $519,814 in cash and cash equivalents, a decrease of $142,073 in restricted cash, a decrease of $865,077 in investments, a decrease of $15,024 in GST/HST refund receivable, a decrease of $14 in employee advances, a decrease of $387 in interest receivable, and a decrease in prepaid expenses of $40,291.

As at December 31, 2013, the Company had current and total liabilities of $802,383 compared with current and total liabilities of $487,972 as at December 31, 2012. The increase in total liabilities of $314,411 is attributed to an increase of $320,804 in accounts payable and accrued liabilities, an increase of $25,555 in indebtedness to related parties, and a decrease of $31,948 in accrued interest.

As at December 31, 2013, the Company had a working capital deficit of $626,328 compared with a working capital of $1,270,763 as at December 31, 2012.  The decrease in working capital was primarily attributed to a decrease in cash and cash equivalents, investments and prepaid expenses and an increase in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the year ended December 31, 2013, the Company used $2,321,886 of cash for operating activities compared to the generation of $1,835,245 of cash for operating activities during the same period ended December 31, 2012. The change in net cash generated in operating activities is primarily attributed to a decrease in revenue from patents licensing.

Cashflow from Investing Activities

During the year ended December 31, 2013, the Company received $865,077 of cash for investing activities compared to cash used $936,123 for investing activities during the same period ended December 31, 2012. The change in net cash generated in investing activities is primarily attributed to proceeds of investments in term deposits.

Cashflow from Financing Activities

During the year ended December 31, 2013, the Company received $790,055 of cash from financing activities compared to cash used of $137,408 for the same period ended December 31, 2012.  The change in cash flows from financing activities is primarily attributed to a decrease in repayment of other promissory notes, net of increase in sale of common shares, and increase of proceed from stock options and warrants exercised.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORDLOGIC CORPORATION

(A Development Stage Company)

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WordLogic Corporation

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of WordLogic Corporation (A Development Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the twelve month periods then ended and for the period from January 1, 2007 to December 31, 2013.  The financial statements for the period from May 27, 2003 (Inception) to December 31, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation (A Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has accumulated net loss since inception, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 7, 2014

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2013	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$61,791	$581,605
Restricted cash (Note 3)	32,488	174,561
Investments (Note 4)	50,000	915,077
GST/HST refund receivable (Note 5)	17,700	32,724
Employee advances	207	221
Interest receivable	128	515
Prepaid expenses (Note 6)	13,741	54,032

Total Current Assets	176,055	1,758,735

Property and equipment, net of accumulated depreciation (Note 7)	13,676	19,365

Total Assets	$189,731	$1,778,100

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$751,285	$430,481
Indebtedness to related parties (Note 8)	51,098	25,543
Accrued interest	–	31,948

Total Current Liabilities	802,383	487,972

Total Liabilities	802,383	487,972

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 250,000,000 shares authorized 91,248,384 shares issued and 91,016,844 outstanding as of December 31, 2013, and 83,276,717 shares issued and 83,045,177 outstanding as of December 31, 2012, respectively (Note 9)	91,248	83,277
Additional paid-in capital	26,373,776	23,524,244
Stock payable	11,500	4,000
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(24,151,280)	(19,379,130)
Accumulated other comprehensive loss	(652,793)	(657,160)
Treasury stock, 231,540 shares as of December 31, 2013 and December 31, 2012 (Note 10)	(20,249)	(20,249)

Total Stockholders’ Equity (Deficit)	(612,652)	1,290,128

Total Liabilities and Stockholders’ Equity	$189,731	$1,778,100

The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Years Ended
	December 31, 2013 (Unaudited)	December 31, 2013	December 31, 2012
Revenue
Product sales	$27,114	$366	$991
Patents licensing	5,000,000	–	5,000,000
Royalty revenue	32,962	–	–

Total Revenues	5,060,076	366	5,000,991

Operating expenses
Rent (Note 11)	1,069,884	121,657	119,864
Selling, general and administrative	23,716,860	3,227,885	3,121,636
Research and development	3,925,422	600,749	398,936

Total Operating Expenses	28,712,166	3,950,291	3,640,436

Income (Loss) from Operations	(23,652,090)	(3,949,925)	1,360,555

Other income (expenses)
Bad debts	(11,250)	–	–
Interest income	8,686	(66)	6,992
Interest expense:
Related parties	(84,152)	–	–
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(452,176)	(6,805)	(2,113)
Gain on derivative liability	142,861	–	–
Gain on interest forgiveness	2,947	–	2,947
Gain on issuance of common stock	–	–	–
Gain (loss) on settled payables	(745,509)	-	12,451
Gain (loss) on legal settlement	(815,354)	(815,354)	–

Income (Loss) Before Extraordinary Item	(25,751,280)	(4,772,150)	1,380,832

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Income (Loss)	(24,151,280)	(4,772,150)	1,380,832

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(652,793)	4,367	(31,200)
Net Comprehensive Income (Loss)	$(24,804,073)	$(4,767,783)	$1,349,632

Basic net income (loss) per share		$(0.06)	$0.02
Diluted net income (loss) per share		$(0.06)	$0.02

Weighted average common shares used in calculating basic net income (loss) per share		85,084,292	83,726,680
Weighted average common shares used in calculating diluted net income (loss) per share		85,084,292	83,726,680

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to	For the Year Ended
	December 31, 2013 (Unaudited)	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(24,151,280)	$(4,772,150)	$1,380,832
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Bad debts	11,250	–	–
Depreciation and amortization	69,941	4,583	3,577
Common stock issued for services and payables	1,050,425	–	64,333
Stock-based compensation	13,863,963	1,276,734	479,607
Amortization of debt discount	145,243	–	–
Gain on derivative liability	(142,861)	–	–
Gain on interest forgiveness	–	–	–
Gain on issuance of common stock	–	–	–
Loss (gain) on settled liabilities	807,202	-	(15,398)
Loss (gain) on legal settlement	815,354	815,354	–
Changes in current assets and liabilities:
Receivables	32,935	15,411	(18,399)
Employee advances	(15,575)	14	(5)
Prepaid expenses	(13,741)	40,291	(41,761)
Accounts payable and accrued liabilities	985,624	329,825	(18,082)
Accrued interest payable	33,710	(31,948)	541
Net cash provided by (used in) operating activities	(6,507,810)	(2,321,886)	1,835,245

Cash flows from investing activities:
Investment in term deposits	(50,000)	865,077	(915,077)
Purchases of equipment	(47,988)	–	(21,046)
Net cash provided by (used in) investing activities	(97,988)	865,077	(936,123)

Cash flows from financing activities:
Proceeds from related party advances	1,354,054	25,555	10,373
Repayment of related party advances	(1,015,730)	–	(132,267)
Proceeds from promissory notes issued to related parties	411,509	–	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	993,120	–	–
Repayment of other promissory notes	(449,220)	–	(6,000)
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	–	–
Repayment of line of credit	(60,659)	–	(38,074)
Purchase of treasury stock	(101,440)	–	(101,440)
Proceeds from stock options and warrants exercised	927,915	395,000	–
Proceeds from sale of common shares	5,750,680	370,000	130,000
Net cash provided by (used in) by financing activities	7,351,340	790,555	(137,408)

Effect of exchange rate changes on cash	(652,793)	4,367	(31,200)

Net change in cash	92,749	(661,887)	730,514
Cash, beginning of period	1,530	756,166	25,652

Cash, end of period	$94,279	$94,279	$756,166

Non-Cash Information:
Cashless exercise of warrants	$275	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,445,853	$–	$–
Line of credit converted to bank loan	$44,359	$–	$–
Retirement of treasury stock	$81,191	$–	$81,191
Reclass from common stock to stock payable	$4,000	$–	$4,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$221,849	$6,805	$2,113

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Payable (Receivable)	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	–	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	–	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	–	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	–	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	–	–	–	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	–	–	713,189

(The accompanying notes are an integral part of the consolidated financial statements.)

F-12

Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	–	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one–half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one–half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	–	–	2,361,327
Comprehensive loss:						–
Net loss	–	–	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	–	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	–	–	12,900

(The accompanying notes are an integral part of the consolidated financial statements.)

F-12

Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	–	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	–	–	30,000

(The accompanying notes are an integral part of the consolidated financial statements.)

F-12

Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	–	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	–	–	31,500

(The accompanying notes are an integral part of the consolidated financial statements.)

F-12

Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	–	–	157,700
Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	–	–	83,647
Stock receivable	–	–	–	–	–	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	–	–	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)
Stock issued for services ($0.103/share)	35,000	35	3,570	–	–	–	–	–	–	3,605
Sale of units consisting of one share of common stock and two warrant ($0.10/share)	350,000	350	34,650	–	–	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	–	–	85,000
Stock issued for services for service at market price on grant date ($0.25/share)	111,111	111	27,666	–	–	–	–	–	–	27,777
Stock issued for services for service at market price on grant date ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Stock issued for services for service at market price on grant date ($0.259/share)	50,000	50	12,900	–	–	–	–	–	–	12,950
Common stock options and warrants vested	–	–	479,607	–	–	–	–	–	–	479,607

(The accompanying notes are an integral part of the consolidated financial statements.)

F-12

Purchase of treasury stock	–	–	–	1,031,540	(101,440)	–	–	–	–	(101,440)
Retirement of treasury stock	(800,000)	(800)	(80,391)	(800,000)	81,191	–	–	–	–	–
Stock payable	(20,000)	(20)	(3,980)	–	–	4,000	–	–	–	–
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	1,380,832	–	1,380,832
Currency translation adjustment	–	–	–	–	–	–	–	–	(31,200)	(31,200)
Balance, December 31, 2012	83,276,717	83,277	23,524,244	231,540	(20,249)	4,000	(2,264,854)	(19,379,130)	(657,160)	1,290,128
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	2,430,000	2,430	240,570	–	–	–	–	–	–	243,000
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	250,000	250	24,750	–	–	–	–	–	–	25,000
Sale of common stock ($0.10/share)	1,120,000	1,120	110,880	–	–	–	–	–	–	112,000
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Exercise of warrant ($0.10/share)	3,425,000	3,425	339,075	–	–	–	–	–	–	342,500
Common stock issued in settlement of legal proceeding	500,000	500	57,000	–	–	–	–	–	–	57,500
Warrants issued in settlement of legal proceeding (Note 12)	–	–	773,644	–	–	–	–	–	–	773,644
Reverse common stock issued in settlement of legal proceeding	(53,333)	(54)	(7,821)	–	–	–	–	–	–	(7,875)
Common stock options exercised ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Common stock options and warrants vested	–	–	1,276,734	–	–	–	–	–	–	1,276,734
Stock payable for exercise of stock options ($0.10/share)	–	–	–	–	–	7,500	–	–	–	7,500
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	(4,772,150)	–	(4,772,150)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,367	4,367
Balance, December 31, 2013	91,248,384	91,248	26,373,776	231,540	(20,249)	11,500	(2,264,854)	(24,151,280)	(652,793)	(612,652)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2013 the Company has incurred losses of $24,151,280 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of December 31, 2013 and December 31, 2012. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at December 31, 2012 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $61,791 and $581,605 at December 31, 2013 and December 31, 2012, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at December 31, 2013 or December 31, 2012.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $50,000 and $915,077 at December 31, 2013 and December 31, 2012, respectively.  The company has recorded interest receivable of $128 and $515 at December 31, 2013 and December 31, 2012, respectively.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the year ended December 31, 2013 and 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2013.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates.  The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of December 31, 2013 and December 31, 2012:

Level	December 31, 2013	December 31, 2012
Level 1	$50,000	$915,077
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31
	2013	2012

Numerator:
Net income (loss) – basic and diluted	$(4,772,150)	$1,380,832

Denominator:
Basic weighted average common shares outstanding	85,084,292	83,726,680
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	85,084,292	83,726,680

Net income (loss) per share - basic	$(0.06)	$0.02
Net income (loss) per share - diluted	$(0.06)	$0.02

Since the market price of the Company’s share is lower than the exercise price of outstanding stock options and warrants, there is no dilutive effect for the year ended December 31, 2012.  Due to a net loss for the year ended December 31, 2013, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

q)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the years ended December 31, 2013 and 2012, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of December 31, 2013 and December 31, 2012, the Company had restricted cash balances of $32,488 and $174,561, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices and by the Supreme Court of British Columbia for a contingent legal obligation as summarized as follows:

	December 31, 2013	December 31, 2012
Attorney trust	$32,488	$26,764
Garnishment	$nil	$147,797
Total	$32,488	$174,561

The garnished amount of $147,797 had been paid to a plaintiff on December 30, 2013 as a part of settlement related to a legal proceeding filed by Mr. Knaven.  See Note 13 – Legal Proceedings of the Notes to Financial Statements for further information regarding legal proceedings.

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000, $915,077 as of December 31, 2013, and 2012, respectively, as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
April 10, 2013	50,000	April 10, 2014	0.35%
December 31, 2013	50,000

September 18, 2012	250,000	February 18, 2013	0.30%
December 17, 2012	200,000	April 17, 2013	0.25%
December 17, 2012	200,000	May 17, 2013	0.25%
December 17, 2012	200,000	June 17, 2013	0.25%
April 10, 2012	50,000	April 10, 2013	0.35%
May 29, 2012	15,077	May 29, 2013	1.00%
December 31, 2012	915,077

The Company has recorded an accrued interest receivable of $128 and $515 for above term deposits as of December 31, 2013 and December 31, 2012 based on statements provided by financial institutions.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

5.

GST/HST REFUND RECEIVABLE

The Good Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada.  As of July 1, 2010, British Columbia (“BC”) harmonized its provincial sales tax (“PST”) with the GST to implement the harmonized sales tax (“HST”) at the rate of 12%.  All businesses operating in BC are responsible for collecting and remitting HST to the Canadian government.  A GST/HST registrant should collect the GST/HST on most of their sales and pay the GST/HST on most purchases they make to operate their business.  They can claim an input tax credit (“ITC”), to recover GST/HST paid or payable on the purchases they use in commercial activities.  However, during the year ended December 31, 2013, the Company has not collected any GST/HST since all sales were incurred in the United State which sales are not HST taxable.  The Company has filed GST/HST returns quarterly and claimed only ITC’s during the year ended December 31, 2013.  As the result of this, as of December 31, 2013 and December 31, 2012, the Company had GST/HST refund receivable of $17,700 (CAD $18,826) and $32,724 (CAD $32,558), respectively.

6.

PREPAID EXPENSES

As of December 31, 2013 and December 31, 2012, we had prepaid expenses of $13,741 and $54,032, respectively.  Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property.  Prepaid expenses consisted of the following:

Vendor	December 31, 2013	December 31, 2012
	$	$
Bentall L.P.	11,733	12,543
GSMA Ltd.	–	29,710
Vantage Communication Ltd.	–	8,443
Others	2,008	3,336
Total	13,741	54,032

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of December 31, 2013 $	Net Carrying Amount as of December 31, 2013 $	Net Carrying Amount as of December 31, 2012 $
Office equipment	10,216	5,328	4,888	6,416
Computer equipment	144,391	137,408	6,983	10,573
Computer software	6,666	6,666	-	-
Furniture and fixtures	15,890	14,085	1,805	2,376

	177,163	163,487	13,676	19,365

Depreciation expense totaled $4,583 and $3,577 for the years ended December 31, 2013 and 2012, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2014.  Management fees incurred by the Company totaled $349,543 (CAD $360,000) and $360,151 ($CAD 360,000) for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and December 31, 2012, the amount owing to this private company totaled $8 and $10,144, respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

b.

The Company incurred accounting fees of $34,372 and $32,764 with a private company of which an officer is also an officer for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and December 31, 2012, the amount owing to this private company totaled $9,402 and $5,026, respectively.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000 which increased from CAD $17,000 on December 1, 2012, expiring April 1, 2014.  Management fees incurred by the Company totaled $214,581 (CAD $221,000) and $149,878 (CAD $149,815) for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and December 31, 2012, the amount owing to this private company totaled $41,688 and $10,373, respectively.

9.

COMMON STOCK

For the year ended December 31, 2013:

a)

In June 2013, the Company issued 150,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $15,000.

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

i)

In October 2013, the Company issued 300,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $30,000.

j)

In November 2013, the Company conducted private placement offerings whereby it issued 100,000 units at a price of $0.10 per share for total proceeds of $10,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

k)

In November 2013, the Company conducted private placement offerings whereby it issued 250,000 units at a price of $0.10 per share for total proceeds of $25,000.  Each unit consisted of one share of the Company's common stock and two warrants to purchase an additional share of common stock, exercisable at $0.10 per share.

l)

In December 2013, the Company issued 500,000 shares of its common stock valued on settlement date of the legal proceeding at $0.115 per share as the part of the settlement.

m)

In December 2013, the Company cancelled 53,333 shares of its common stock as the part of legal proceeding settlement.

n)

In December 2013, the Company conducted private placement offerings whereby it issued 2,330,000 units at a price of $0.10 per share for total proceeds of $233,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

o)

In December 2013, the Company issued 700,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $70,000.

p)

In December 2013, the Company issued 200,000 shares of its common stock at $0.10 per share related to the exercise of stock options to an officer for total proceeds of $20,000.

q)

In December 2013, the Company received $7,500 for the exercise of stock options at $0.10 per share but had not yet issued.

For the year ended December 31, 2012:

a)

On December 31, 2012, The Company recorded the issuance of 111,111 shares of its common stock for services.  Shares were valued at $0.25 per share and valued at $27,778 based on the market price on date of the issuance, May 11, 2011.

b)

Also on December 31, 2012, the Company recorded the issuance of 200,000 shares of its common stock for services.  Shares were valued at $0.10 per share and valued at $20,000 based on the market price on date of the issuance, July 21, 2011.

c)

Also on December 31, 2012, the Company recorded the issuance of 50,000 shares of its common stock at $0.259 per share for services rendered by a consultant valued at $12,950 based on the market price on date of the issuance, June 1, 2011.

d)

In January 2012, the Company issued 35,000 shares of its common stock at $0.103 per share for services rendered by a consultant valued at $3,605 based on the price on the date of grant.

e)

In January 2012, the Company conducted private placement offerings whereby it issued 350,000 units at a price of $0.10 per share for total proceeds of $35,000.  Each unit consisted of one share of the Company's common stock and two warrants to purchase an additional share of common stock, exercisable at $0.10 per share.

f)

In February 2012, the Company conducted private placement offerings whereby it issued 850,000 units at a price of $0.10 per share for total proceeds of $85,000.  Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	11,137,600	0.11	0.78
Issued	2,930,000	0.10	2.17
Exercised	(3,175,000)	–	–
Expired/Cancelled	(6,312,600)	–	–
Outstanding, December 31, 2013	4,580,000	0.10	2.11

During the year ended December 31, 2013, the Company issued 2,680,000 common shares with warrants attached for total cash proceeds of $268,000.  The common stock issued included 2,930,000 attached warrants to purchase 2,930,000 common stock at $0.10 per share.  The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes pricing model.  The relative fair value of the warrants attached to the common stock issued is $130,595, and the relative fair value of the common stock is $137,405 as of the issue date.  The Black-Sholes pricing model assumption used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.28% - 0.34%; expected volatility of 132% - 137%, and warrant term of 2 years.

10.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012.  Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes.  During the year ended December 31, 2013 and 2012, the Company purchased nil and 1,031,540 shares of common stock from treasury stock, respectively.  During the year ended December 31, 2013 and 2012, the Company retired nil and 800,000 shares of common stock from treasury stock, respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

11.

RENT

On June 23, 2010, the Company originally entered into a lease agreement for office space located at 1130 West Pender St., Suite 230, Vancouver, BC Canada V6E 4A4.  Since that time, we have not sought to move or change our office site.  The term of the lease was fully ended on August 31, 2013 and the term of lease was extended for three years from September 1, 2013.  Under the new term, we currently pay a total of CAD $6,869 per month on a month-to-month basis for 2,113 ft of corporate office space.  The space we lease is utilized for general main office purposes.

On January 15, 2014, we also entered into a lease agreement for new office space located at 25 Broadway, 10th Floor, New York, NY 10004 U.S.A.  Under the lease, we currently pay a total of $1,300 USD per month on a month-to-month basis for 80 ft of corporate office space.  The space we lease is utilized for general office purposes.

On July 10, 2012, the Company also entered into a lease agreement for new office space located at 3820 Cessna Drive, Suite 190, Richmond, BC Canada V7B 0A2.  Under the lease, we currently pay a total of CAD $2,472 per month on a month-to-month basis for 934 ft of corporate office space.  The space we lease is utilized for general office purposes.

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

Compensation Warrants Granted to Non-employees

On March 25, 2013, the Company granted compensation warrants to purchase a total of 1,500,000 shares of the Company’s common stock to a former director.  The warrants carry an exercise price of $0.10 per share.  The warrants expire March 25, 2018.  The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $109,865.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $109,865 as a general and administrative expense in connection with these warrants.

On December 23, 2013, the Company granted compensation warrants to purchase a total of 4,000,000 shares of the Company’s common stock to a former officer and his associates.  The warrants carry an exercise price of $0.10 per share.  The warrants expire December 23, 2018.  The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $773,644.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $773,644 as a loss in legal settlement.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Options Granted to Employees

On April 15, 2013, the Company granted options to purchase a total of 10,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire April 15, 2016.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $392,597.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $392,597 as a general and administrative expense in connection with these options.

On April 15, 2013, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire April 15, 2016.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options.

On April 15, 2013, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire April 15, 2016.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options.

On October 1, 2013, the Company granted options to purchase a total of 5,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire October 1, 2016.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $623,767.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $623,767 as a general and administrative expense in connection with these options.  Above three options and this option could be exercised, in whole or in part, in accordance with the following: 100% of the shares subject to the optionee continuing to be a service provider on such date.

On December 15, 2013, the Company granted options to purchase a total of 75,000 shares of the Company’s common stock to an employee.  The options carry an exercise price of $0.10 per share.  The options expire December 15, 2015.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $13,797.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $251 as a general and administrative expense in connection with these options.  These options could be exercised, in whole or in part, in accordance with followings: 50% of the shares subject to the option shall vest six months after December 15, 2013, and 25% of the shares subject to the option shall vest each quarter thereafter, subject to the optionee continuing to be a service provider on such dates.

During the year ended December 31, 2013, the Company recognized and recorded stock-based compensation of $71,734 related to options granted in the prior year which vested in the current period as a general and administrative expense.

As at December 31, 2013 there was $13,546 total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2013 and 2012 were $0.0594 and $0.0593 per share, respectively.  The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2013	December 31, 2012

Expected dividend yield	0%	0%
Risk-free interest rate	0.37%	0.21%
Expected volatility	181.36%	164.31%
Expected option life (in years)	2.41	1.33

The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 were $nil and $nil respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	1,605,000	$ 0.12

Granted	5,500,000	0.10
Exercised	(250,000)	0.10
Expired/Cancelled	(1,350,000)	0.10

Outstanding, December 31, 2013	5,505,000	$ 0.10	5.01	$nil

Exercisable, December 31, 2013	5,505,000	$ 0.10	5.01	$nil

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	10,890,000	$ 0.24

Granted	17,075,000	0.10
Exercised	(275,000)	0.10
Expired/Cancelled	(6,550,000)	0.22

Outstanding, December 31, 2013	21,140,000	$ 0.11	2.49	$nil

Exercisable, December 31, 2013	21,065,000	$ 0.11	2.49	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2012, and changes during the year ended December 31, 2013, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2012	1,737,500	–
Granted	17,075,000	–
Vested	(18,737,500)	–

Nonvested at December 31, 2013	75,000	–

During the years ended December 31, 2013 and 2012, the Company recognized and recorded stock-based compensation of $1,276,734 and $479,607, respectively, as a general and administrative expense related to vested share-based compensation arrangements.

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

In November 2013 the Company settled certain claims by Mr. Knaven and certain counterclaims by the Company as against Mr. Knaven.  The terms of settlement are confidential.  Following the settlement, the parties discontinued the claim and counterclaim as against each other, and Mr. Knaven withdrew a complaint he had made to the British Columbia’s Employment Standards Branch.  In consideration for the settlement, the Company released $155,328 from the B.C. Supreme Court ordered garnishment to Mr. Knaven and issued 500,000 common shares of the Company valued at $57,500 to him.  As result of the settlement, the Company recorded loss of $24,710.

In the proceedings referenced above, the Company had filed a counterclaim naming Mr. Knaven along with certain other defendants by counterclaim.  Those other defendants by counterclaim have not yet been served.  They include Mr. Mike Flom who appears to have been involved in assisting Mr. Knaven in formulating and advancing Knaven’s various claims against the Company.  In addition, although Mr. Flom has neither threatened nor served any legal proceedings of his own, Mr. Flom had, during 2012, asserted that the Company owed him a “termination” payment and related sums totaling in excess of $500,000, and the issuance of shares.  The Company has put Mr. Flom on notice that it does not accept those assertions.

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

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Silverstein as President and CEO of the Corporation.  On October 3, 2013, the Corporation filed counterclaims against Silverstein related to his misconduct in the last month of his employment and upon his resignation.  The Corporation vigorously denies Silverstein's allegations and will aggressively defend the claim and pursue its claims against Silverstein

On December 30, 2013, the Company reached an out of court settlement with Paul Silverstein regarding the previously disclosed claim filed by Mr. Silverstein and the counter claim filed by the Company.  The settlement includes no admission of liability by either party.  In consideration for the settlement, the Company issued 4 million warrants to purchase 4 million common shares of the Company to Mr. Paul Silverstein.  Fair value of the warrants was estimated using Black-Sholes pricing model on settlement date.  The Company recorded loss of $773,644 on this settlement.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

On June 28, 2013, Biller Communications (“Biller”), a former consulting firm of the Company entered into a settlement agreement on the pending litigation whereby the Company paid Biller $17,000 in full and final settlement of the matter.  This is a significantly reduced amount from the amount of $30,465 plus interest from May, 2012 and costs sued for in the complaint.  The Company agreed to pay this amount in order to avoid any additional costly litigation, including depositions, court appearances and trial.  The settlement amount was recorded as loss on legal settlement as of December 31, 2013.

14.

INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases.  The deferred tax assets are as follows:

	2013	2012

Deferred tax assets	$2,350,159	$1,461,368
Valuation allowance	(2,350,159)	(1,461,368)

Net future income taxes	–	–

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

Our operating loss carry-forwards $6,912,233 at December 31, 2013, $4,298,140 at December 31, 2012 will begin to expire in 2028.

15.

SUBSEQUENT EVENTS

Subsequent to December 31, 2013, we issued an aggregate of 4,103,571 shares of our common stock related to exercises of warrants, exercise of stock options, and private placement offerings as of March 26, 2014.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions.

2.

We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names, ages, date of appointment and other public company directorships of our current directors and officers.

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Frank R. Evanshen, 65	President, Chief Executive Officer and Director	From May 27, 2003 to present	None
Darrin McCormack, 48	Chief Financial Officer	From August 13, 2007 to present	None
Mark Dostie, 44	Chief Technology Officer	From April 26, 2012 to present	None
T. Allen Rose, 57	Secretary, Treasurer and Director	May 27, 2003 to present	None

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

Mark Dostie has over 20 years of professional software engineering experience.  Mr. Dostie is the owner of Echelon Systems Consulting, where he has worked for the past eleven years.  Echelon Systems is a consultancy company specializing in business consulting, systems implementation, and project and portfolio management.  Mr. Dostie also serves as the Principal Consultant, Senior Business Analyst and Senior Software Engineer of Echelon Systems.  His responsibilities include overseeing all operations of the company and developing all software for customers.  Prior to working for Echelon Systems, Mr. Dostie has served as CEO, CTO.  Lead Architect and Project Manager for numerous companies including MacDonald Dettwiler and Associates, PriceWaterhouse Coopers, eMediaIT.  The Board of Directors appointed Mr. Dostie as Chief Technology Officer of the Company on account of his extensive experience in mobile, machine learning and other software technology.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the years ending December 31, 2013 and 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Franklin Evanshen President, CEO and Director	2013	nil	nil	nil	$392,597(1)	nil	nil	$349,543 (2)	$742,140
	2012	nil	nil	nil	nil	nil	nil	$494,136	$494,136
Darrin McCormack CFO	2013	nil	nil	nil	$39,260 (3)	nil	nil	$34,372 (4)	$73,632
	2012	nil	nil	nil	nil	nil	nil	$32,764	$32,764
Paul Silverstein Former Chief Operating Officer (5)	2013	nil	nil	nil	$773,644(6)	nil	nil	nil	$773,644
	2012	nil	nil	nil	$224,302	nil	nil	$168,881	$393,183
Mark Dostie Chief Technology Officer (7)	2013	nil	nil	nil	nil	nil	nil	$214,581 (8)	$214,581
	2012	nil	nil	nil	$25,762	nil	nil	$149,878	$175,640
T. Allen Rose Secretary, Treasurer, Director and Former CFO (9)	2013	nil	nil	nil	$39,260 (10)	nil	nil	$2,913	$42,173
	2012	nil	nil	nil	nil	nil	nil	$4,002	$4,002
David J. Raffa Former Director (11)	2013	nil	nil	nil	$109,865 (12)	nil	nil	$39,839 (13)	$149,704
	2012	nil	nil	nil	nil	nil	nil	nil	nil

(1)

On April 15, 2013, the Company granted to Mr. Franklin Evanshen options to purchase a total of 10,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire April 15, 2016.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $392,597.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $392,597 as a general and administrative expense in connection with these options.

(2)

Represents management consulting fees paid to Meridian Capital Corp. (“MCC”).  MCC, a company controlled by Franklin R. Evanshen, has a management agreement with the Company for services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer.  The agreement currently requires monthly payments of approximately $30,013 USD ($30,000 CAD) for services rendered.  Management fees incurred by the Company totaled $349,543 USD ($CAD 360,000) and $360,151 ($CAD 360,000) for the years ended December 31, 2013 and 2012, respectively.

(3)

On April 15, 2013, the Company granted to Mr. Darrin McCormack options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire April 15, 2016.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options.

(4)

Represents amounts incurred with D. McCormack & Company Inc., a company of which Darrin McCormack is an officer, for accounting and financial management services provided personally by Mr. McCormack in his role as Chief Financial Officer.  Under the agreement, fees are charged at approximately $107 USD ($110 CAD) per hour.

(5)

Mr. Paul Silverstein is our former Chief Operations Officer.  According to Mr. Silverstein’s consulting agreement, Mr. Silverstein will serve as the Company’s Chief Operations Officer from March 6, 2012 until March 5, 2013.  Mr. Silverstein resigned from his position on December 7, 2012.

(6)

On December 23, 2013, the Company granted to Mr. Silverstein and his associates compensation warrants to purchase a total of 4,000,000 shares of the Company’s common stock as a legal settlement.  The warrants carry an exercise price of $0.10 per share.  The warrants expire December 23, 2018.  The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $773,644.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $773,644 as a loss in legal settlement.

(7)

Mr. Mark Dostie has served as our Chief Technology Officer since April 25, 2012.  According to Mr. Dostie’s consulting agreement, Mr. Dostie will serve as the Company’s Chief Technology Officer from March 19, 2013 until March 19, 2014.

(8)	The Agreement provided for Mr. Mark Dostie to be paid approximately $19,419 USD ($20,000 CAD) per month in exchange for his services.

(9)	Mr. T. Allen Rose served as our Chief Financial Officer until August 13, 2007 and is a Secretary, Treasurer, and one of our directors.

(10)

On April 15, 2013, the Company granted to Mr. T. Allen Rose options to purchase a total of 1,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire April 15, 2016.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $39,260.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $39,260 as a general and administrative expense in connection with these options.

(11)	Mr. David J. Raffa served as our Director from February 14, 2013 to March 25, 2013. During the year ended December 31, 2013, Mr. Raffa resigned as Director.

(12)

On March 25, 2013, the Company granted to Mr. Raffa compensation warrants to purchase a total of 1,500,000 shares of the Company’s common stock.  The warrants carry an exercise price of $0.10 per share.  The warrants expire March 25, 2018.  The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $109,865.  During the year ended December 31, 2013, the Company recorded stock-based compensation of $109,865 as a general and administrative expense in connection with these warrants.

(13)	With an engagement with Mr. Raffa, the Company paid totaled $39,839 (CAD $41,031) for the year ended December 31, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2013.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Franklin Evanshen	9,800,000	Nil	Nil	$0.10	August 15, 2016
Darrin McCormack	100,000 200,000 1,000,000	Nil Nil Nil	Nil Nil Nil	$0.27 $0.52 $0.10	March 6, 2014 April 27, 2014 August 15, 2016
Mark Dostie	1,000,000 5,000,000	Nil Nil	Nil Nil	$0.10 $0.10	August 1, 2014 October 1, 2016
T. Allen Rose	1,000,000	Nil	Nil	$0.10	August 15, 2016

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

The Company paid $42,752 to our board members for their services during the year ended December 31, 2013.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock, owned beneficially as of February 20, 2014 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 26, 2014, there were 95,120,415 common shares outstanding, 30,980,000 shares issuable upon exercise of stock purchase options, and 5,880,000 shares issuable upon exercise of stock purchase warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)(%)
Franklin R. Evanshen (3) 1280 Braeside Street W. Vancouver BC V7T 2L2 Canada	Common	21,514,059 (4)	16.30%
Mark Dostie (5) 1130 West Pender Street, Suite 230 Vancouver, BC V6E 4A4 Canada	Common	8,000,000 (6)	6.06%
Darrin McCormack (7) 1729 Pavenham Rd. Cowichan Bay, BC V0R 1N1 Canada	Common	1,631,300 (8)	1.24%
T. Allen Rose (9) 2400 – 650 W. Georgia St. Vancouver, BC V6B 4N7 Canada	Common	1,000,000 (10)	0.76%
All Officers and Directors as a Group (4 Persons)	Common	32,145,359	24.36%

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

(2) Based on 95,120,415 outstanding shares of Common Stock as of March 26, 2014 plus 30,980,000 shares issuable upon exercise of stock purchase options, and 5,880,000 shares issuable upon exercise of stock purchase warrants issued and outstanding.

(3) Franklin R. Evanshen is the President, Chief Executive Officer, and a Director of the Company.

(4) Includes 9,708,383 common shares and options to purchase 11,800,000 shares of our Common Stock, held under his own name, and 5,676 common shares held by MCC Meridian Capital Corp., a company controlled by Franklin R. Evanshen.

(5) Mark Dostie is the Chief Technology Officer of the Company.

(6) Includes options to purchase 8,000,000 shares of our Common Stock.

(7) Darrin McCormack is the Chief Financial Officer of the Company.

(8) Includes 331,300 common shares and options to purchase 1,300,000 shares of our Common Stock.

(9) T. Allen Rose is the Secretary, Treasurer and a Director of the Company.

(10) Includes options to purchase 1,000,000 shares of our Common Stock.

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

Related Party Transactions

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2014.  Management fees incurred by the Company totaled $349,543 (CAD $360,000) and $360,151 ($CAD 360,000) for the years ended December 31, 2013 and 2012, respectively.  As at December 31, 2013, the amount owing to this private company totaled $8.

The Company incurred accounting fees of $34,372 and $32,764 with a private company of which an officer is also an officer for the years ended December 31, 2013 and 2012, respectively.  As at December 31, 2013, the amount owing to this private company totaled $9,402.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000 which increased from CAD $17,000 on December 1, 2012, expiring April 1, 2014.  Management fees incurred by the Company totaled $214,581 (CAD $221,000) and $149,878 (CAD $149,815) for the years ended December 31, 2013 and 2012, respectively.  As at December 31, 2013, the amount owing to this private company totaled $41,688.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$21,750	$22,023
Audit-related fees	$nil	$nil
Tax fees	$nil	$nil
All other fees	$nil	$nil
Total	$21,750	$22,023

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $21,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2012, we incurred approximately $22,023 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

Dated:  April 7, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  April 7, 2014

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 7, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  April 7, 2014

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director