Form 10-Q
period 2014-03-31
WORDLOGIC CORP
filed 2014-05-13
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

  X . Yes         .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes         .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of May 9, 2014, there were 95,351,955 shares of the registrant’s $0.001 par value common stock issued and 95,120,415 outstanding.

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

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

7

Notes to the Unaudited Consolidated Financial Statements

13

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31, 2014 (Unaudited)	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$66,296	$61,791
Restricted cash (Note 3)	24,147	32,488
Investments (Note 4)	50,000	50,000
GST/HST refund receivable (Note 5)	30,323	17,700
Employee advances	199	207
Interest receivable	171	128
Prepaid expenses (Note 6)	12,814	13,741

Total Current Assets	183,950	176,055

Property and equipment, net of accumulated depreciation (Note 7)	12,278	13,676

Total Assets	$196,228	$189,731

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	$789,486	$751,285
Indebtedness to related parties (Note 8)	31,123	51,098

Total Current Liabilities	820,609	802,383

Total Liabilities	820,609	802,383

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 250,000,000 shares authorized 95,351,955 shares issued and 95,120,415 outstanding as of March 31, 2014, and 91,248,384 shares issued and 91,016,844 outstanding as of December 31, 2013, respectively (Note 9)	95,352	91,248
Additional paid-in capital	27,383,815	26,373,776
Stock payable	4,000	11,500
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(25,187,931)	(24,151,280)
Accumulated other comprehensive loss	(634,514)	(652,793)
Treasury stock, 231,540 shares as of March 31, 2014 and December 31, 2013 (Note 10)	(20,249)	(20,249)

Total Stockholders’ Equity (Deficit)	(624,381)	(612,652)

Total Liabilities and Stockholders’ Equity (Deficit)	$196,228	$189,731

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of entry to development stage) to	For the Three Months Ended (Unaudited)
	March 31, 2014 (Unaudited)	March 31, 2014	March 31, 2013
Revenue
Product sales	$27,114	$–	$121
Patents licensing	5,000,000	–	–
Royalty revenue	32,962	–	–

Total Revenues	5,060,076	–	121

Operating expenses
Rent	1,098,188	28,304	36,175
Selling, general and administrative (Note 8 and 11)	24,643,623	909,763	711,845
Research and development	4,021,876	96,454	184,771

Total Operating Expenses	29,763,687	1,034,521	932,791

Income (Loss) from Operations	(24,703,687)	(1,034,521)	(932,670)

Other income (expenses)
Bad debts	(11,250)	–	–
Interest income	8,725	39	(188)
Interest expense:
Related parties	(84,152)	–	–
Amortization of discount on convertible note	(145,243)	–	–
Other notes, advances and amounts	(454,345)	(2,169)	–
Gain on derivative liability	142,861	–	–
Gain on interest forgiveness	2,947	–	–
Gain (loss) on settled payables	(745,509)	–	–
Gain (loss) on legal settlement	(815,354)	–	–

Income (Loss) Before Extraordinary Item	(26,787,931)	(1,036,651)	(932,858)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–

Net Income (Loss)	(25,187,931)	(1,036,651)	(932,858)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(643,514)	18,279	7,218
Net Comprehensive Income (Loss)	$(25,822,445)	$(1,018,372)	$(925,640)

Basic net income (loss) per share		$(0.01)	$(0.01)
Diluted net income (loss) per share		$(0.01)	$(0.01)

Weighted average common shares used in calculating basic net income (loss) per share		93,303,900	83,045,177
Weighted average common shares used in calculating diluted net income (loss) per share		93,303,900	83,045,177

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of entry to development stage) to	For the Three Months Ended (Unaudited)
	March 31, 2014 (Unaudited)	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(25,187,931)	$(1,036,651)	$(932,858)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Bad debts	11,250	–	–
Depreciation and amortization	70,825	884	1,326
Common stock issued for services and payables	1,050,425	–	–
Stock-based compensation	14,415,606	551,642	153,363
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	807,202	–	–
Gain on derivative liability	(142,861)	–	–
Loss on legal settlement	815,354	–	–
Changes in current assets and liabilities:
Receivables	20,269	(12,666)	(6,445)
Employee advances	(15,567)	8	5
Prepaid expenses	(12,814)	927	39,091
Accounts payable and accrued liabilities	1,024,339	38,716	23,560
Accrued interest payable	33,710	–	(651)
Net cash provided (used) in operating activities	(6,964,950)	(457,140)	(722,609)

Cash flows from investing activities:
Investment in term deposit	(50,000)	–	865,077
Purchases of equipment	(47,988)	–	–
Net cash provided (used) in investing activities	(97,988)	–	865,077

Cash flows from financing activities:
Proceeds from related party advances	1,334,079	–	–
Repayment of related party advances	(1,015,730)	(19,975)	(771)
Proceeds from promissory notes issued to related parties	411,509	–	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	993,120	–	–
Repayment of other promissory notes	(449,220)	–	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	–	–
Repayment of line of credit	(60,659)	–	–
Purchase of treasury stock	(101,440)	–	–
Proceeds from stock options and warrants exercised	1,132,915	205,500	–
Proceeds from sale of common shares	6,000,680	250,000	–
Net cash provided (used) by financing activities	7,786,365	435,025	(771)

Effect of exchange rate changes on cash	(634,514)	18,279	7,218

Net change in cash	88,913	(3,836)	148,915

Cash, beginning of period	1,530	94,279	756,166

Cash, end of period	$90,443	$90,443	$905,081

Non-Cash Information:
Cashless exercise of warrants	$275	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,445,853	$–	$–
Line of credit converted to bank loan	$44,359	$–	$–
Retirement of treasury stock	$81,191	$–	$–
Reclass from common stock to stock payable	$4,000	$–	$–
Stock issued for stock payable	$7,500	$7,500	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$224,018	$2,169	$786

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

								Deficit Accumulated	Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	During Development	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Payable (Receivable)	Deficit	Stage	Loss	Total
		$			$	$	$	$	$	$
Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	–	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	–	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	–	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	–	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	–	–	–	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)
Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	–	–	713,189

(The accompanying notes are an integral part of the consolidated financial statements.)

Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	–	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one–half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one–half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	–	–	2,361,327
Comprehensive loss:						–
Net loss	–	–	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	–	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	–	–	170,000
Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	–	–	18,000

(The accompanying notes are an integral part of the consolidated financial statements.)

Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	–	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	–	–	28,619
Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	–	–	31,050

(The accompanying notes are an integral part of the consolidated financial statements.)

Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	–	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)
Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	–	–	157,700

(The accompanying notes are an integral part of the consolidated financial statements.)

Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	–	–	83,647
Stock receivable	–	–	–	–	–	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	–	–	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)
Stock issued for services ($0.103/share)	35,000	35	3,570	–	–	–	–	–	–	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	–	–	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	–	–	85,000
Stock issued for services for service at market price on grant date ($0.25/share)	111,111	111	27,666	–	–	–	–	–	–	27,777
Stock issued for services for service at market price on grant date ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Stock issued for services for service at market price on grant date ($0.259/share)	50,000	50	12,900	–	–	–	–	–	–	12,950
Common stock options and warrants vested	–	–	479,607	–	–	–	–	–	–	479,607
Purchase of treasury stock	–	–	–	1,031,540	(101,440)	–	–	–	–	(101,440)
Retirement of treasury stock	(800,000)	(800)	(80,391)	(800,000)	81,191	–	–	–	–	–
Stock payable	(20,000)	(20)	(3,980)	–	–	4,000	–	–	–	–
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	1,380,832	–	1,380,832

(The accompanying notes are an integral part of the consolidated financial statements.)

Currency translation adjustment	–	–	–	–	–	–	–	–	(31,200)	(31,200)
Balance, December 31, 2012	83,276,717	83,277	23,524,244	231,540	(20,249)	4,000	(2,264,854)	(19,379,130)	(657,160)	1,290,128
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	2,430,000	2,430	240,570	–	–	–	–	–	–	243,000
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	250,000	250	24,750	–	–	–	–	–	–	25,000
Sale of common stock ($0.10/share)	1,120,000	1,120	110,880	–	–	–	–	–	–	112,000
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Exercise of warrant ($0.10/share)	3,425,000	3,425	339,075	–	–	–	–	–	–	342,500
Common stock issued in settlement of legal proceeding	500,000	500	57,000	–	–	–	–	–	–	57,500
Warrants issued in settlement of legal proceeding (Note 12)	–	–	773,644	–	–	–	–	–	–	773,644
Reverse common stock issued in settlement of legal proceeding	(53,333)	(54)	(7,821)	–	–	–	–	–	–	(7,875)
Common stock options exercised ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Common stock options and warrants vested	–	–	1,276,734	–	–	–	–	–	–	1,276,734
Stock payable for exercise of stock options ($0.10/share)	–	–	–	–	–	7,500	–	–	–	7,500
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,772,150)	–	(4,772,150)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,367	4,367
Balance, December 31, 2013	91,248,384	91,248	26,373,776	231,540	(20,249)	11,500	(2,264,854)	(24,151,280)	(652,793)	(612,652)
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	500,000	500	49,500	–	–	–	–	–	–	50,000
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Sale of units consisting of one share of common stock and one warrant ($0.14/share)	1,178,571	1,179	163,822	–	–	–	–	–	–	165,001
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Exercise of warrant ($0.10/share)	2,050,000	2,050	202,950	–	–	–	–	–	–	205,000
Common stock options exercised ($0.10/share)	–	–	–	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	551,642	–	–	–	–	–	–	551,642
Stock payable for exercise of stock options ($0.10/share)	75,000	75	7,425	–	–	(7,500)	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,036,651)	–	(1,036,651)
Currency translation adjustment	–	–	–	–	–	–	–	–	18,279	18,279
Balance, March 31, 2014 (Unaudited)	95,351,955	95,352	27,383,815	231,540	(20,249)	4,000	(2,264,854)	(25,187,931)	(634,514)	(624,381)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At March 31, 2014 the Company has incurred losses of $25,187,931 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of March 31, 2014 and December 31, 2013. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at March 31, 2013 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $66,296 and $61,791 at March 31, 2014 and December 31, 2013, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at March 31, 2014 or December 31, 2013.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $50,000 and $50,000 at March 31, 2014 and December 31, 2013, respectively.  The company has recorded interest receivable of $171 and $128 at March 31, 2014 and December 31, 2013, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2014.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2014.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates.  The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of March 31, 2014 and December 31, 2013:

Level	March 31, 2014	December 31, 2013
Level 1	$50,000	$50,000
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31 (Unaudited)
	2014	2013

Numerator:
Net income (loss) – basic and diluted	$(1,036,651)	$(932,858)

Denominator:
Basic weighted average common shares outstanding	93,303,900	83,045,177
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	93,303,900	83,045,177

Net income (loss) per share - basic	$(0.01)	$(0.01)
Net income (loss) per share - diluted	$(0.01)	$(0.01)

Due to a net loss for the year ended March 31, 2014, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

q)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the three months ended March 31, 2014 and 2013, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

r)

Advertising Costs

Advertising costs are charged to operations as incurred.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

s)

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability.  ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

3.

RESTRICTED CASH

As of March 31, 2014 and December 31, 2013, the Company had restricted cash balances of $24,147 and $32,488, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000 at March 31, 2014 as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
April 10, 2012	50,000	April 10, 2014	0.35%
March 31, 2014	50,000

The Company has recorded an accrued interest receivable of $171 and $128 for above term deposits as of March 31, 2014 and December 31, 2013 based on statements provided by financial institutions.

5.

GST/HST RECEIVABLE

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada.  As of July 1, 2010, British Columbia (“BC”) harmonized its provincial sales tax (“PST”) with the GST to implement the harmonized sales tax (“HST”) at the rate of 12%.  All businesses operating in BC are responsible for collecting and remitting HST to the Canadian government.  A GST/HST registrant should collect the GST/HST on most of their sales and pay the GST/HST on most purchases they make to operate their business.  They can claim an input tax credit (“ITC”), to recover GST/HST paid or payable on the purchases they use in commercial activities.  However, during the three months ended March 31, 2014, the Company has not collected any GST/HST since all sales were incurred in the United State which sales are not HST taxable.  The Company has filed GST/HST returns quarterly and claimed only ITC’s during the period ended March 31, 2014.  As the result of this, as of March 31, 2014 and December 31, 2013, the Company had GST/HST refund receivable of $30,323 (CAD $40,108) and 17,700 (CAD $18,826), respectively.

6.

PREPAID EXPENSES

As of March 31, 2014 and December 31, 2013, we had prepaid expenses of $12,814 and $13,741, respectively.  Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property.  Prepaid expenses consisted of the following:

Vendor	March 31, 2014	December 31, 2013
	$	$
Bentall L.P.	11,290	11,733
Others	1,524	2,008
Total	12,814	13,741

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of March 31, 2014 $	Net Carrying Amount as of March 31, 2014 $	Net Carrying Amount as of December 31, 2013 $
Office equipment	9,831	5,362	4,469	4,888
Computer equipment	138,939	132,780	6,159	6,983
Computer software	6,414	6,414	-	-
Furniture and fixtures	15,290	13,640	1,650	1,805

	170,474	158,196	12,278	13,676

Depreciation expense totaled $884 and $1,326 for the three months ended March 31, 2014 and 2013, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2014.  Management fees incurred by the Company totaled $81,564 (CAD $90,000) and $90,801 (CAD $90,000) for the three months ended March 31, 2014 and 2013, respectively.  As at March 31, 2014, the amount owing to this private company totaled $7,174.

b.

The Company incurred accounting fees of $nil and $17,151 with a private company of which an officer is also an officer during the three months ended March 31, 2014 and 2013, respectively.  As at March 31, 2014, the amount owing to this private company totaled $4,750.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000 which increased from CAD $17,000 on December 1, 2012, expiring April 1, 2014.  Management fees incurred by the Company totaled $54,376 (CAD $60,000) and $51,454 (CAD $51,000) for the three months ended March 31, 2014, 2013, respectively.  As at March 31, 2014, the amount owing to this private company totaled $19,425.

9.

COMMON STOCK

For the three months ended March 31, 2014:

a)

In January 2014, the Company issued 75,000 shares of its common stock at $0.10 per share related for stock payable which company received $7,500 in December 2013 for the exercise of stock options.

b)

Also in January 2014, the Company issued 700,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $70,000.

c)

Also in January 2014, the Company conducted a private placement offering whereby it sold 100,000 shares at a price of $0.15 per share for total proceeds of $15,000.

d)

In February 2014, the Company issued 1,200,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $120,000.

e)

Also in February 2014, the Company conducted a private placement offering whereby it sold 600,000 shares at a price of $0.10 per share for total proceeds of $60,000.

f)

In March 2014, the Company issued 150,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $15,000.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

g)

Also in March 2014, the Company conducted a private placement offering whereby it sold 100,000 shares at a price of $0.10 per share for total proceeds of $10,000.

h)

Also in March 2014, the Company conducted a private placement offering whereby it sold 1,178,571 shares at a price of $0.14 per share for total proceeds of $165,000.

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	4,580,000	0.10	2.11
Issued	2,178,571	0.12	1.91
Exercised	(2,050,000)	–	–
Expired/Cancelled	(100,000)	–	–
Outstanding, March 31, 2014	4,608,571	0.11	2.67

During the three months ended March 31, 2014, the Company issued 1,978,571 common shares with warrants attached for total cash proceeds of $250,000.  The common stock issued included 2,178,571 attached warrants to purchase 2,178,571 common stock at the weighted average exercise price of $0.12 per share.  The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes pricing model.  The relative fair value of the warrants attached to the common stock issued is $135,266, and the relative fair value of the common stock is $114,734 as of the issue date.  The Black-Sholes pricing model assumption used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.32% - 0.40%; expected volatility of 132% - 138%, and warrant term of 2 years.

10.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012.  Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes.  During three months ended March 31, 2014, the Company did not purchase shares of common stock nor retire shares of common stock from treasury stock.

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Options Granted to Employees

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire February 1, 2017.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868.  During the three month ended March 31, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire February 1, 2017.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868.  During the three month ended March 31, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire February 1, 2017.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743.  During the three month ended March 31, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire February 1, 2017.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743.  During the three month ended March 31, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee.  The options carry an exercise price of $0.10 per share and vested immediately.  The options expire February 1, 2017.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743.  During the three month ended March 31, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options.  Above four options and this option could be exercised, in whole or in part, in accordance with the following: 100% of the shares subject to the optionee continuing to be a service provider on such date.

During the three months ended March 31, 2014, the Company recognized and recorded stock-based compensation of $3,677 related to options granted in the prior year which vested in the current period as a general and administrative expense.

As at March 31, 2014, there was $9,597 total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended March 31, 2014 were $0.1274.  The weighted average assumptions used are as follows:

	March 31, 2014	December 31, 2013

Expected dividend yield	0%	0%
Risk-free interest rate	0.22%	0.37%
Expected volatility	136.00%	181.36%
Expected option life (in years)	2.37	2.41

The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 were $nil and $nil respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	5,505,000	$ 0.10

Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–

Outstanding, March 31, 2014	5,505,000	$ 0.10	4.77	$nil

Exercisable, March 31, 2014	5,505,000	$ 0.10	4.77	$nil

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	21,140,000	$ 0.11

Granted	4,300,000	0.10
Exercised	–	–
Expired/Cancelled	(215,000)	0.10

Outstanding, March 31, 2014	25,225,000	$ 0.11	2.37	$nil

Exercisable, March 31, 2014	25,150,000	$ 0.11	2.37	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2013, and changes during the period ended March 31, 2014, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2013	75,000	–
Granted	–	–
Vested	–	–

Nonvested at March 31, 2014	75,000	–

During three months ended March 31, 2014, the Company recognized and recorded stock-based compensation of $551,642 as a general and administrative expense related to vested share-based compensation arrangements.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

12.

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

In January 2013, the Company received notice from the former Chief Operating Officer Paul Silverstein, threatening a “whistle blower” claim pursuant to the US Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration.  Accordingly on March 8, 2013 it commenced an arbitration in British Columbia, Canada to resolve the issues.  The Company also appointed an independent director to conduct an investigation into the allegations raised by Silverstein to report to the Board of Directors on the outcome of his investigation, together with recommendations.  The report was delivered to the Board of Directors on March 13, 2013.  In response to an objection to jurisdiction raised by the former COO, the arbitrator commenced an initial process to determine his jurisdiction and ruled in favor of WordLogic.

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

13.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2014	December 31, 2013
Current Assets	$183,950	$176,055
Current Liabilities	$820,609	$802,383
Working Deficit	$(636,659)	$(626,328)

Cash Flows

	March 31, 2014	March 31, 2013
Cash Flows used in Operating Activities	$(457,140)	$(722,609)
Cash Flows from (used in) Investing Activities	$nil	$865,077
Cash Flows from (used in) Financing Activities	$435,025	$(771)
Effect of exchange rate changes on cash	$18,279	$7,218
Net Increase (Decrease) in Cash During Period	$(3,836)	$148,915

Operating Revenues

Operating revenues for the three month period ended March 31, 2014 were $nil.

Operating revenues for the three month period ended March 31, 2013 were $121 and is comprised of product sales of $121.

Operating Expenses and Net Loss

Operating expenses for the three month period ended March 31, 2014 were $1,034,521 and is comprised of $28,304 in rent, $909,763 in selling, general and administrative and $94,454 in research and development.  Operating expenses for the three month period ended March 31, 2013 were $932,791 and is comprised of $36,175 in rent, $711,845 in selling, general and administrative and $184,771 in research and development.

Net loss for the three month period ended March 31, 2014 was $1,36,651 and is comprised of $1,034,521 loss from operations and $39 in interest income and $2,169 in interest expense.  Net loss for the three month period ended March 31, 2013 was $932,858 and is comprised of $932,670 loss from operations and $188 in interest income reversed.

Liquidity and Capital Resources

As at March 31, 2014, the Company’s cash and current asset balance was $183,950 compared to $176,055 as at December 31, 2013.  The increase in current assets of $7,895 is attributed to an increase of $4,505 in cash and cash equivalents, a decrease of $8,341 in restricted cash, an increase of $12,623 in HST/GST refund receivable, a decrease of $8 in employee advances, an increase of $43 in interest receivable, and a decrease in prepaid expenses of $927.

As at March 31, 2014, the Company had current and total liabilities of $820,609 compared with current and total liabilities of $802,383 as at December 31, 2013.  The increase in total liabilities of $18,226 is attributed to a $38,201 increase in accounts payable and accrued liabilities, and a decrease of $19,975 in indebtedness to related parties.

As at March 31, 2014, the Company had a working deficit of $636,659 compared with a working capital deficit of $626,328 as at December 31, 2013.  The increase in working deficit was primarily attributed to an increase in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the three month period ended March 31, 2014, the Company used $457,140 of cash for operating activities compared to the used of $722,609 of cash for operating activities during the same period ended March 31, 2013.  The change in net cash used in operating activities is primarily attributed to a decrease in net loss.

Cashflow from Investing Activities

During the three month period ended March 31, 2014, the Company received $nil of cash for investing activities compared to $865,077 of cash received for investing activities during the same period ended March 31, 2013.  The change in net cash flow in investing activities is primarily attributed to proceeds of investments in term deposits.

Cashflow from Financing Activities

During the three month period ended March 31, 2014, the Company received $435,025 of cash from financing activities compared to cash used $771 for the same period ended March 31, 2013.  The change in cash flows from financing activities is primarily attributed to an increase of proceeds from stock options and warrants exercised and an increase in proceeds from sale of common shares.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability.  ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 7, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

In January 2013, the Company received notice from the former Chief Operating Officer Paul Silverstein, threatening a “whistle blower” claim pursuant to the US Sarbanes-Oxley and Dodd-Frank legislation, to be commenced in the State of New York, alleging he was forced to resign because he was investigating expenses incurred by the Chief Executive Officer.  The Company denies the allegations, and further maintains the matter is to be resolved by arbitration.  Accordingly on March 8, 2013 it commenced an arbitration in British Columbia, Canada to resolve the issues.  The Company also appointed an independent director to conduct an investigation into the allegations raised by Silverstein to report to the Board of Directors on the outcome of his investigation, together with recommendations.  The report was delivered to the Board of Directors on March 13, 2013.  In response to an objection to jurisdiction raised by the former COO, the arbitrator commenced an initial process to determine his jurisdiction and ruled in favor of WordLogic.

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

Dated:  May 13, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  May 13, 2014

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 13, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  May 13, 2014

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director