Form 10-Q/A
period 2014-06-30
WORDLOGIC CORP
filed 2014-08-19
CIK 1139614

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

Dated: August 19, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated: August 19, 2014

/s/ Darrin McCormack

By: Darrin McCormack

Its: Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 19, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: Director

Dated: August 19, 2014

/s/ T. Allen Rose

By: T. Allen Rose

Its: Director