Form 10-Q
period 2014-09-30
WORDLOGIC CORP
filed 2014-11-12
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

As of November 4, 2014, there were 102,133,955 shares of the registrant’s $0.001 par value common stock issued and 101,902,415 outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,952	$61,791
Restricted cash (Note 3)	20,405	32,488
Investments (Note 4)	50,000	50,000
GST refund receivable (Note 5)	10,653	17,700
Employee advances	196	207
Interest receivable	83	128
Prepaid expenses (Note 6)	14,504	13,741

Total Current Assets	97,793	176,055

Property and equipment, net of accumulated depreciation (Note 7)	10,551	13,676

Total Assets	$108,344	$189,731

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Bank overdraft	$23,985	$–
Accounts payable and accrued liabilities	715,244	751,285
Indebtedness to related parties (Note 8)	77,929	51,098
Deferred revenue (Note 9)	50,000	–
Notes payable (Note 10)	60,000	–

Total Current Liabilities	927,158	802,383

Total Liabilities	927,158	802,383

Stockholders’ Equity (Deficit)

Common stock, $.001 par value; 250,000,000 shares authorized 100,733,955 shares issued and 100,502,415 outstanding as of September 30, 2014, and 91,248,384 shares issued and 91,016,844 outstanding as of December 31, 2013, respectively (Note 11)	100,734	91,248
Additional paid-in capital	28,039,953	26,373,776
Stock payable	4,000	11,500
Accumulated deficit	(2,264,854)	(2,264,854)
Deficit accumulated during development stage	(26,029,987)	(24,151,280)
Accumulated other comprehensive loss	(648,411)	(652,793)
Treasury stock, 231,540 shares as of September 30, 2014 and December 31, 2013 (Note 12)	(20,249)	(20,249)

Total Stockholders’ Deficit	(818,814)	(612,652)

Total Liabilities and Stockholders’ Equity (Deficit)	$108,344	$189,731

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of Inception) to September 30,	For the Three months Ended (Unaudited)		For the Nine months Ended (Unaudited)
	2014 (Unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Product sales	$27,114	$–	$–	$–	$366
Patents licensing	5,000,000	–	–	–	–
Royalty revenue	32,962	–	–	–	–

Total Revenues	5,060,076	–	–	–	366

Operating expenses
Rent, related party	1,153,205	28,139	28,246	83,321	92,046
Selling, general and administrative (Note 8 and 13)	25,204,924	328,371	443,917	1,488,064	2,174,730
Research and development	4,225,442	99,173	96,214	300,020	501,209

Total Operating Expenses	30,583,571	455,683	568,377	1,871,405	2,767,985

Income (Loss) from Operations	(25,523,495)	(455,683)	(568,377)	(1,871,405)	(2,767,619)

Other income (expenses)
Bad debts	(11,250)	–	–	–	–
Interest income	8,805	40	56	119	(74)
Interest expense:		–	–	–	–
Related parties	(84,152)	–	–	–	–
Amortization of discount on convertible note	(145,243)	–	–	–	–
Other notes, advances and amounts	(459,597)	(2,714)	–	(7,421)	–
Gain on derivative liability	142,861	–	–	–	–
Gain on interest forgiveness	2,947	–	–	–	–
Gain (loss) on settled payables	(745,509)	–	–	–	–
Gain (loss) on legal settlement	(815,354)	–	–	–	–

Income (Loss) Before Extraordinary Item	(27,629,987)	(458,357)	(568,321)	(1,878,707)	(2,767,693)

Net extraordinary gain on litigation settlement, less applicable income taxes of $nil	1,600,000	–	–	–	–

Net Income (Loss)	(26,029,987)	(458,357)	(568,321)	(1,878,707)	(2,767,693)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(648,411)	23,002	(5,990)	4,382	5,246
Net Comprehensive Income (Loss)	$(26,678,398)	$(435,355)	$(574,311)	$(1,874,325)	$(2,762,447)

Basic net income (loss) per share		$(0.00)	$(0.01)	$(0.02)	$(0.03)
Diluted net income (loss) per share		$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares used in calculating basic net income (loss) per share		99,111,672	85,169,253	96,263,387	83,790,653
Weighted average common shares used in calculating diluted net income (loss) per share		99,111,672	85,169,253	96,263,387	83,790,653

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from May 27, 2003 (Date of entry to development stage) to September 30,	For the Nine months Ended (Unaudited)
	2014 (Unaudited)	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(26,029,987)	$(1,878,707)	$(2,767,693)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Bad debts	11,250	–	–
Depreciation and amortization	72,428	2,487	3,586
Common stock issued for services and payables	1,050,425	–	–
Stock-based compensation	14,538,925	674,962	652,716
Amortization of debt discount	145,243	–	–
Loss on settled liabilities	807,202	–	–
Gain on derivative liability	(142,861)	–	–
Loss on legal settlement	815,354	–	–
Changes in current assets and liabilities:
Receivables	40,027	7,092	19,818
Employee advances	(15,564)	11	7
Prepaid expenses	(14,504)	(763)	40,261
Accounts payable and accrued liabilities	974,207	(11,417)	330,142
Accrued interest payable	33,710	–	(1,042)
Deferred revenue	50,000	50,000	–

Net cash provided (used) in operating activities	(7,664,145)	(1,156,335)	(1,722,205)

Cash flows from investing activities:
Investment in term deposit	(50,000)	–	865,077
Purchases of equipment	(47,988)	–	–

Net cash provided (used) in investing activities	(97,988)	–	865,077

Cash flows from financing activities:
Proceeds from related party advances	1,354,054	–	–
Repayment of related party advances	(988,899)	26,831	63
Proceeds from promissory notes issued to related parties	411,509	–	–
Repayment of related party promissory notes	(493,941)	–	–
Proceeds from convertible promissory note	933,926	–	–
Repayment of convertible promissory notes	(947,462)	–	–
Proceeds from other promissory note	1,053,120	60,000	–
Repayment of other promissory notes	(449,220)	–	–
Payments on capital lease obligation	(12,071)	–	–
Proceeds from line of credit	60,659	–	–
Repayment of line of credit	(60,659)	–	–
Purchase of treasury stock	(101,440)	–	–
Proceeds from stock options and warrants exercised	1,312,915	385,000	242,500
Proceeds from sale of common shares	6,358,880	608,200	127,000

Net cash provided (used) by financing activities	8,431,371	1,080,031	369,563

Effect of exchange rate changes on cash	(648,411)	4,382	5,246

Net change in cash	20,827	(71,922)	(482,319)

Cash, beginning of period	1,530	94,279	756,166

Cash, end of period	$22,357	22,357	$273,847

Non-Cash Information:
Cashless exercise of warrants	$275	$–	$–
Stock issued to settle notes payable plus accrued interest	$1,445,853	$–	$–
Line of credit converted to bank loan	$44,359	$–	$–
Retirement of treasury stock	$81,191	$–	$–
Reclass from common stock to stock payable	$4,000	$–	$–
Stock issued for stock payable	$4,000	$(7,500)	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$229,270	$7,421	$5,497

WORDLOGIC CORPORATION

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

	Common Stock			Treasury Stock
	Shares	Par Value $	Additional Paid-in Capital	Shares	Cost $	Stock Payable (Receivable)	Accumulated Deficit $	Deficit Accumulated During Development Stage $	Accumulated Other Comprehensive Loss $	Total $
Balance, May 27, 2003 (inception), prior to reverse merger	19,016,657	19,017	1,504,366	–	–	–	(2,264,854)	–	3,806	(737,665)
Reverse merger with The American West.com, Inc. (Note 1)	2,907,007	2,907	(2,907)	–	–	–	–	–	–	–
Cancelled shares.	(60,000)	(60)	60	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(408,027)	–	(408,027)
Currency translation adjustment	–	–	–	–	–	–	–	–	(270,371)	(270,371)
Balance, December 31, 2003	21,863,664	21,864	1,501,519	–	–	–	(2,264,854)	(408,027)	(266,565)	(1,416,063)
Common stock issued in exchange for services and payables	88,000	88	47,369	–	–	–	–	–	–	47,457
Common stock options granted	–	–	10,344	–	–	–	–	–	–	10,344
Comprehensive income:
Net income	–	–	–	–	–	–	–	938,596	–	938,596
Currency translation adjustment	–	–	–	–	–	–	–	–	(97,095)	(97,095)
Balance, December 31, 2004	21,951,664	21,952	1,559,232	–	–	–	(2,264,854)	530,569	(363,660)	(516,761)
Sale of common stock ($0.65/share)	830,770	830	539,170	–	–	–	–	–	–	540,000
Common stock options granted	–	–	204,458	–	–	–	–	–	–	204,458
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,221,564)	–	(1,221,564)
Currency translation adjustment	–	–	–	–	–	–	–	–	(2,930)	(2,930)
Balance, December 31, 2005	22,782,434	22,782	2,302,860	–	–	–	(2,264,854)	(690,995)	(366,590)	(996,797)
Sale of units consisting of one share of common stock and one warrant ($0.60/share)	570,000	570	341,430	–	–	–	–	–	–	342,000
Common stock options exercised ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock options exercised ($0.60/share)	29,150	30	17,460	–	–	–	–	–	–	17,490
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	1,000,000	1,000	499,000	–	–	–	–	–	–	500,000
Common stock options and warrants vested	–	–	1,132,512	–	–	–	–	–	–	1,132,512
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,214,823)	–	(2,214,823)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,940	4,940
Balance, December 31, 2006	24,481,584	24,482	4,323,162	–	–	–	(2,264,854)	(2,905,818)	(361,650)	(1,184,678)

Sale of units consisting of one share of common stock and one warrant ($0.65/share)	200,000	200	129,800	–	–	–	–	–	–	130,000
Sale of units consisting of one share of common stock and one warrant ($0.50/share)	821,000	821	409,679	–	–	–	–	–	–	410,500
Sale of units consisting of one share of common stock and one warrant ($0.40/share)	75,000	75	29,925	–	–	–	–	–	–	30,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	2,377,297	2,377	710,812	–	–	–	–	–	–	713,189
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	40,000	40	9,960	–	–	–	–	–	–	10,000
Exercise of warrants ($1.25/share)	20,000	20	24,980	–	–	–	–	–	–	25,000
Common stock options exercised (cashless)	87,736	88	(88)	–	–	–	–	–	–	–
Common stock options and warrants vested	–	–	439,393	–	–	–	–	–	–	439,393
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,634,324)	–	(1,634,324)
Currency translation adjustment	–	–	–	–	–	–	–	–	(103,990)	(103,990)
Balance, December 31, 2007	28,102,617	28,103	6,077,623	–	–	–	(2,264,854)	(4,540,142)	(465,640)	(1,164,910)
Sale of common stock ($0.351.00/share)	100,000	100	99,900	–	–	–	–	–	–	100,000
Sale of units consisting of one share of common stock and one–half warrant ($0.60/share)	800,000	800	479,200	–	–	–	–	–	–	480,000
Sale of units consisting of one share of common stock and one–half warrant ($1.00/share)	50,000	50	49,950	–	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	112,500	112	22,388	–	–	–	–	–	–	22,500
Sale of units consisting of one share of common stock and one warrant ($0.25/share)	200,000	200	49,800	–	–		–	–	–	50,000
Exercise of warrants ($0.50/share)	125,000	125	62,375	–	–	–	–	–	–	62,500
Exercise of warrants ($0.75/share)	100,000	100	74,900	–	–	–	–	–	–	75,000
Common stock options exercised ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock options exercised ($1.00/share)	192,000	192	191,808	–	–	–	–	–	–	192,000
Common stock issued for services ($0.68/share)	200,000	200	135,800	–	–	–	–	–	–	136,000
Common stock issued for services ($0.65/share)	300,000	300	194,700	–	–	–	–	–	–	195,000
Common stock issued in settlement of debt	3,930,879	3,931	1,568,421	–	–	–	–	–	–	1,572,352
Common stock options and warrants vested	–	–	2,361,327	–	–	–	–	–	–	2,361,327
Comprehensive loss:						–
Net loss	–	–	–	–	–	–	–	(4,923,057)	–	(4,923,057)
Currency translation adjustment	–	–	–	–	–	–	–	–	91,309	91,309
Balance, December 31, 2008	34,222,996	34,223	11,371,182	–	–	–	(2,264,854)	(9,463,199)	(374,331)	(696,979)
Common stock issued for services ($0.30/share)	200,000	200	59,800	–	–	–	–	–	–	60,000
Common stock issued for services ($0.53/share)	30,500	31	16,134	–	–	–	–	–	–	16,165
Common stock issued for services ($0.68/share)	250,000	250	169,750	–	–	–	–	–	–	170,000

Common stock issued for services ($0.40/share)	300,000	300	119,700	–	–	–	–	–	–	120,000
Common stock issued for services ($0.49/share)	100,000	100	48,900	–	–	–	–	–	–	49,000
Common stock issued for services ($0.31/share)	240,000	240	74,160	–	–	–	–	–	–	74,400
Common stock issued for services ($0.45/share)	300,000	300	134,700	–	–	–	–	–	–	135,000
Common stock issued for services ($0.41/share)	55,000	55	22,495	–	–	–	–	–	–	22,550
Common stock issued for services ($0.62/share)	100,000	100	61,900	–	–	–	–	–	–	62,000
Common stock issued for services ($0.43/share)	30,000	30	12,870	–	–	–	–	–	–	12,900
Common stock issued for services ($0.36/share)	50,000	50	17,950	–	–	–	–	–	–	18,000
Common stock issued for services ($0.47/share)	100,000	100	46,900	–	–	–	–	–	–	47,000
Common stock issued for services ($0.44/share)	50,000	50	21,950	–	–	–	–	–	–	22,000
Common stock issued for services ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Common stock issued for services ($0.33/share)	90,000	90	29,610	–	–	–	–	–	–	29,700
Common stock issued for services ($0.35/share)	120,000	120	41,880	–	–	–	–	–	–	42,000
Common stock issued for services ($0.37/share)	50,000	50	18,450	–	–	–	–	–	–	18,500
Common stock issued for services ($0.28/share)	100,000	100	27,900	–	–	–	–	–	–	28,000
Common stock issued for services ($0.26/share)	127,500	127	33,023	–	–	–	–	–	–	33,150
Common stock options exercised ($0.21/share)	10,000	10	2,090	–	–	–	–	–	–	2,100
Common stock issued for services ($0.20/share)	100,000	100	19,900	–	–	–	–	–	–	20,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock options exercised ($0.35/share)	33,333	33	11,633	–	–	–	–	–	–	11,666
Common stock options exercised ($0.30/share)	76,000	76	22,724	–	–	–	–	–	–	22,800
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	175,000	175	34,825	–	–	–	–	–	–	35,000
Sale of units consisting of one share of common stock and one warrant ($0.30/share)	456,055	456	136,360	–	–	–	–	–	–	136,816
Sale of common stock ($0.16/share)	3,025,000	3,025	480,975	–	–	–	–	–	–	484,000
Sale of common stock ($0.15/share)	265,000	265	39,485	–	–	–	–	–	–	39,750
Sale of common stock ($0.30/share)	100,000	100	29,900	–	–	–	–	–	–	30,000
Sale of common stock ($0.35/share)	20,000	20	6,980	–	–	–	–	–	–	7,000
Common stock options and warrants vested	–	–	2,275,961	–	–	–	–	–	–	2,275,961
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,418,579)	–	(4,418,579)
Currency translation adjustment	–	–	–	–	–	–	–	–	(115,604)	(115,604)
Balance, December 31, 2009	40,916,384	40,916	15,428,747	–	–	–	(2,264,854)	(13,881,778)	(489,935)	(1,166,904)
Common stock issued for services ($0.39/share)	133,332	133	51,867	–	–	–	–	–	–	52,000
Common stock issued for services ($0.35/share)	320,000	320	111,680	–	–	–	–	–	–	112,000
Common stock issued for services ($0.33/share)	150,000	150	49,350	–	–	–	–	–	–	49,500
Common stock issued for services ($0.31/share)	92,321	92	28,527	–	–	–	–	–	–	28,619

Common stock issued for services ($0.30/share)	110,000	110	32,890	–	–	–	–	–	–	33,000
Common stock issued for services ($0.29/share)	150,000	150	43,350	–	–	–	–	–	–	43,500
Common stock issued for services ($0.28/share)	200,000	200	55,800	–	–	–	–	–	–	56,000
Common stock issued for services ($0.26/share)	3,200,000	3,200	828,800	–	–	–	–	–	–	832,000
Common stock issued for services ($0.25/share)	10,000	10	2,490	–	–	–	–	–	–	2,500
Common stock issued for services ($0.24/share)	113,750	114	27,186	–	–	–	–	–	–	27,300
Common stock issued for services ($0.20/share)	150,000	150	29,850	–	–	–	–	–	–	30,000
Common stock issued for services ($0.19/share)	50,000	50	9,450	–	–	–	–	–	–	9,500
Common stock issued for services ($0.18/share)	172,500	173	30,877	–	–	–	–	–	–	31,050
Common stock issued for services ($0.17/share)	19,412	19	3,281	–	–	–	–	–	–	3,300
Common stock issued for services ($0.16/share)	2,500,000	2,500	397,500	–	–	–	–	–	–	400,000
Common stock issued for services ($0.14/share)	1,495,000	1,495	207,805	–	–	–	–	–	–	209,300
Common stock issued for services ($0.13/share)	710,000	710	91,590	–	–	–	–	–	–	92,300
Common stock issued for services ($0.12/share)	850,000	850	101,150	–	–	–	–	–	–	102,000
Common stock issued for services ($0.11/share)	500,000	500	54,500	–	–	–	–	–	–	55,000
Common stock issued for services ($0.10/share)	210,000	210	20,790	–	–	–	–	–	–	21,000
Common stock issued for services ($0.09/share)	200,000	200	17,800	–	–	–	–	–	–	18,000
Common stock issued for services ($0.08/share)	2,460,000	2,460	194,340	–	–	–	–	–	–	196,800
Common stock issued for services ($0.07/share)	3,300,000	3,300	227,700	–	–	–	–	–	–	231,000
Common stock issued for services ($0.05/share)	2,400,000	2,400	117,600	–	–	–	–	–	–	120,000
Common stock issued in settlement of debt	2,042,888	2,043	293,778	–	–	–	–	–	–	295,821
Sale of common stock ($0.33/share)	30,000	30	9,870	–	–	–	–	–	–	9,900
Sale of common stock ($0.15/share)	919,999	921	136,954	–	–	–	–	–	–	137,875
Sale of common stock ($0.14/share)	140,200	140	19,488	–	–	–	–	–	–	19,628
Sale of common stock ($0.10/share)	1,185,000	1,185	117,315	–	–	–	–	–	–	118,500
Sale of units consisting of one share of common stock and one warrant ($0.20/share)	125,000	125	24,875	–	–	–	–	–	–	25,000
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	643,000	643	95,807	–	–	–	–	–	–	96,450
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,600,000	1,600	158,400	–	–	–	–	–	–	160,000
Common stock options exercised ($0.40/share)	200,000	200	79,800	–	–	–	–	–	–	80,000
Common stock options exercised ($0.15/share)	500,000	500	74,500	–	–	–	–	–	–	75,000
Common stock options and warrants vested	–	–	1,553,666	–	–	–	–	–	–	1,553,666
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,745,811)	–	(4,745,811)
Currency translation adjustment	–	–	–	–	–	–	–	–	(144,420)	(144,420)
Balance, December 31, 2010	67,798,786	67,799	20,729,373	–	–	–	(2,264,854)	(18,627,589)	(634,355)	(729,626)

Common stock issued for services ($0.30/share)	10,000	10	2,990	–	–	–	–	–	–	3,000
Common stock issued for services ($0.265/share)	390,000	390	102,960	–	–	–	–	–	–	103,350
Common stock issued for services ($0.26/share)	100,000	100	25,900	–	–	–	–	–	–	26,000
Common stock issued for services ($0.25/share)	544,220	544	135,510	–	–	–	–	–	–	136,054
Common stock issued for services ($0.235/share)	40,000	40	9,360	–	–	–	–	–	–	9,400
Common stock issued for services ($0.23/share)	225,000	225	53,775	–	–	–	–	–	–	54,000
Common stock issued for services ($0.22/share)	40,000	40	8,760	–	–	–	–	–	–	8,800
Common stock issued for services ($0.21/share)	150,000	150	31,350	–	–	–	–	–	–	31,500
Common stock issued for services ($0.20/share)	305,000	305	60,695	–	–	–	–	–	–	61,000
Common stock issued for services ($0.19/share)	830,000	830	156,870	–	–	–	–	–	–	157,700
Common stock issued for services ($0.18/share)	583,000	583	104,357	–	–	–	–	–	–	104,940
Common stock issued for services ($0.15/share)	475,000	475	70,775	–	–	–	–	–	–	71,250
Common stock issued for services ($0.258/share)	110,000	110	28,270	–	–	–	–	–	–	28,380
Common stock issued for services ($0.259/share)	260,000	260	67,080	–	–	–	–	–	–	67,340
Common stock issued for services ($0.13/share)	10,000	10	1,290	–	–	–	–	–	–	1,300
Common stock issued for services ($0.16/share)	307,000	307	48,813	–	–	–	–	–	–	49,120
Common stock issued for services ($0.12/share)	125,000	125	14,875	–	–	–	–	–	–	15,000
Common stock issued for services ($0.105/share)	100,000	100	10,400	–	–	–	–	–	–	10,500
Common stock issued in settlement of debt	300,000	300	59,700	–	–	–	–	–	–	60,000
Common stock issued in settlement of debt	480,000	480	85,920	–	–	–	–	–	–	86,400
Common stock issued in settlement of debt	480,000	480	81,120	–	–	–	–	–	–	81,600
Common stock issued in settlement of debt	500,000	500	62,000	–	–	–	–	–	–	62,500
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	625,000	625	93,125	–	–	–	–	–	–	93,750
Common stock options exercised (cashlessly)	187,500	187	(187)	–	–	–	–	–	–	–
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Sale of common stock ($0.10/share)	712,500	713	70,537	–	–	–	–	–	–	71,250
Sale of units consisting of one share of common stock and one warrant ($0.18/share)	532,000	532	95,228	–	–	–	–	–	–	95,760
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	6,430,600	6,431	636,629	–	–	–	–	–	–	643,060
Common stock options and warrants vested	–	–	83,647	–	–	–	–	–	–	83,647
Stock receivable	–	–	–	–	–	(10,000)	–	–	–	(10,000)
Cancellation of common stock	(250,000)	(250)	250	–	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(2,132,373)	–	(2,132,373)
Currency translation adjustment	–	–	–	–	–	–	–	–	8,395	8,395
Balance, December 31, 2011	82,500,606	82,501	22,946,272	–	–	(10,000)	(2,264,854)	(20,759,962)	(625,960)	(632,003)

Stock issued for services ($0.103/share)	35,000	35	3,570	–	–	–	–	–	–	3,605
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	350,000	350	34,650	–	–	10,000	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	850,000	850	84,150	–	–	–	–	–	–	85,000
Stock issued for services for service at market price on grant date ($0.25/share)	111,111	111	27,666	–	–	–	–	–	–	27,777
Stock issued for services for service at market price on grant date ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Stock issued for services for service at market price on grant date ($0.259/share)	50,000	50	12,900	–	–	–	–	–	–	12,950
Common stock options and warrants vested	–	–	479,607	–	–	–	–	–	–	479,607
Purchase of treasury stock	–	–	–	1,031,540	(101,440)	–	–	–	–	(101,440)
Retirement of treasury stock	(800,000)	(800)	(80,391)	(800,000)	81,191	–	–	–	–	–
Stock payable	(20,000)	(20)	(3,980)	–	–	4,000	–	–	–	–
Comprehensive loss:
Net Income	–	–	–	–	–	–	–	1,380,832	–	1,380,832
Currency translation adjustment	–	–	–	–	–	–	–	–	(31,200)	(31,200)
Balance, December 31, 2012	83,276,717	83,277	23,524,244	231,540	(20,249)	4,000	(2,264,854)	(19,379,130)	(657,160)	1,290,128
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	2,430,000	2,430	240,570	–	–	–	–	–	–	243,000
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	250,000	250	24,750	–	–	–	–	–	–	25,000
Sale of common stock ($0.10/share)	1,120,000	1,120	110,880	–	–	–	–	–	–	112,000
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Exercise of warrant ($0.10/share)	3,425,000	3,425	339,075	–	–	–	–	–	–	342,500
Common stock issued in settlement of legal proceeding	500,000	500	57,000	–	–	–	–	–	–	57,500
Warrants issued in settlement of legal proceeding (Note 12)	–	–	773,644	–	–	–	–	–	–	773,644
Reverse common stock issued in settlement of legal proceeding	(53,333)	(54)	(7,821)	–	–	–	–	–	–	(7,875)
Common stock options exercised ($0.10/share)	200,000	200	19,800	–	–	–	–	–	–	20,000
Common stock options and warrants vested	–	–	1,276,734	–	–	–	–	–	–	1,276,734
Stock payable for exercise of stock options ($0.10/share)	–	–	–	–	–	7,500	–	–	–	7,500
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(4,772,150)	–	(4,772,150)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,367	4,367
Balance, December 31, 2013	91,248,384	91,248	26,373,776	231,540	(20,249)	11,500	(2,264,854)	(24,151,280)	(652,793)	(612,652)

Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,772,000	1,772	175,428	–	–	–	–	–	–	177,200
Sale of units consisting of one share of common stock and one and half warrant ($0.10/share)	1,500,000	1,500	148,500	–	–	–	–	–	–	150,000
Sale of units consisting of one share of common stock and two warrants ($0.10/share)	450,000	450	44,550	–	–	–	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.14/share)	1,178,571	1,179	163,822	–	–	–	–	–	–	165,001
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	100,000	100	14,900	–	–	–	–	–	–	15,000
Sale of common stock ($0.15/share)	560,000	560	55,440	–	–	–	–	–	–	56,000
Exercise of warrant ($0.10/share)	2,650,000	2,650	262,350	–	–	–	–	–	–	265,000
Common stock options exercised ($0.10/share)	1,200,000	1,200	118,800	–	–	–	–	–	–	120,000
Common stock options and warrants vested	–	–	674,962	–	–	–	–	–	–	674,962
Stock payable for exercise of stock options ($0.10/share)	75,000	75	7,425	–	–	(7,500)	–	–	–	0
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	(1,878,707)	–	(1,878,707)
Currency translation adjustment	–	–	–	–	–	–	–	–	4,382	4,382
Balance, September 30, 2014 (Unaudited)	100,733,955	100,734	28,039,953	231,540	(20,249)	4,000	(2,264,854)	(26,029,987)	(648,411)	(818,814)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At September 30, 2014 the Company has incurred losses of $26,029,987 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of September 30, 2014 and December 31, 2013. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at September 30, 2014 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $1,952 and $61,791 at September 30, 2014 and December 31, 2013, respectively.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

e)

Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at September 30, 2014 or December 31, 2013.

The Company’s investment consisted of certified term deposit with original maturities of more than three months. The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada. The company had term deposits totaling US $50,000 and $50,000 at September 30, 2014 and December 31, 2013, respectively. The company has recorded interest receivable of $83 and $128 at September 30, 2014 and December 31, 2013, respectively.

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

i)

Deferred Revenue

Certain amounts are received pursuant to agreement and may only be used in the delivery of specific services and transactions. These amounts are recognized as revenue in the fiscal year the related expenditures are incurred and services are performed.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2014. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2014.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of September 30, 2014 and December 31, 2013:

Level	September 30, 2014	December 31, 2013
Level 1	$50,000	$50,000
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Nine month Ended September 30,
	(Unaudited)
	2014	2013

Numerator:
Net income (loss) – basic and diluted	$(1,878,707)	$(2,767,693)

Denominator:
Basic weighted average common shares outstanding	96,263,387	83,790,653
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	96,263,387	83,790,653

Net income (loss) per share - basic	$(0.02)	$(0.03)
Net income (loss) per share - diluted	$(0.02)	$(0.03)

Due to a net loss for the period ended September 30, 2014, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

r)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB. For the nine months ended September 30, 2014 and 2013, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

s)

Advertising Costs

Advertising costs are charged to operations as incurred.

t)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

3. RESTRICTED CASH

As of September 30, 2014 and December 31, 2013, the Company had restricted cash balances of $20,405 and $32,488, respectively. This cash was held in trust by our attorneys for the payment of future legal invoices.

4. INVESTMENTS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000 at September 30, 2014 as follows:

Investment Date	Amount $	Maturity Date	Interest Rate
April 10, 2012	50,000	April 10, 2015	0.35%
September 30, 2014	50,000

The Company has recorded an accrued interest receivable of $83 and $128 for above term deposits as of September 30, 2014 and December 31, 2013, respectively, based on statements provided by financial institutions.

5. GST RECEIVABLE

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. All businesses operating in BC are responsible for collecting and remitting GST to the Canadian government. A GST registrant should collect the GST on most of their sales and pay the GST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST paid or payable on the purchases they use in commercial activities. However, during the nine month ended September 30, 2014, the Company has not collected any GST since all sales were incurred in the United States which sales are not GST taxable. The Company has filed GST returns quarterly and claimed only ITC’s during the period ended September 30, 2014. As the result of this, as of September 30, 2014 and December 31, 2013, the Company had GST refund receivable of $10,653 (CAD $11,940) and $17,700 (CAD $18,826), respectively.

6. PREPAID EXPENSES

As of September 30, 2014 and December 31, 2013, we had prepaid expenses of $14,504 and $13,741, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

	September 30, 2014	December 31, 2013
Vendor	$	$
Bentall L.P.	11,134	11,733
Quality Stock	1,867	−
Others	1,503	2,008
Total	14,504	13,741

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7. PROPERTY AND EQUIPMENT

	Cost	Accumulated Amortization as of September 30, 2014	Net Carrying Amount as of September 30, 2014	Net Carrying Amount as of December 31, 2013
	$	$	$	$
Office equipment	9,695	5,717	3,978	4,888
Computer equipment	137,019	131,915	5,104	6,983
Computer software	6,326	6,326	−	−
Furniture and fixtures	15,079	13,610	1,469	1,805

	168,119	157,568	10,551	13,676

Depreciation expense totaled $2,487 and $3,586 for the nine months ended September 30, 2014 and 2013, respectively.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2014. Management fees incurred by the Company totaled $246,729 (CAD $270,000) and $263,838 (CAD $270,000) for the nine months ended September 30, 2014 and 2013, respectively. As at September 30, 2014, the amount owing to this private company totaled $5,421.

b.

The Company incurred accounting fees of $2,285 and $27,263 with a private company of which an officer is also an officer during the nine months ended September 30, 2014 and 2013, respectively. As at September 30, 2014, the amount owing to this private company totaled $2,231.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000, expiring April 1, 2015. Management fees incurred by the Company totaled $159,917 (CAD $175,000) and $157,814 (CAD $161,500) for the nine months ended September 30, 2014 and 2013, respectively. As at September 30, 2014, the amount owing to this private company totaled $70,277.

9. DEFERRED REVENUE

a.

During nine months ended September 30, 2014, the Company received non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

	September 30, 2014	December 31, 2013
Description	$	$
Software license	50,000	−
	50,000	nil

Non-current	−	−
Current	50,000	−
	50,000	nil

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

10. NOTES PAYABLE

Promissory Notes

a.

During the nine month period ended September 30, 2014, the Company received proceeds of $10,000 on an unsecured promissory note, which remained outstanding at September 30, 2014. The note bears interest at 10% per annum.

Interest expense on the note during the nine month period ended September 30, 2014 totaled $nil.

b.

During the nine month period ended September 30, 2014, the Company received proceeds of $50,000 on an unsecured promissory note, which remained outstanding at September 30, 2014. The note bears interest at 10% per annum.

Interest expense on the note during the nine month period ended September 30, 2014 totaled $nil.

11. COMMON STOCK

For the nine months ended September 30, 2014:

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

l)

Also in June 2014, the Company issued 500,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $50,000.

m)

In July 2014, the Company conducted a private placement offering whereby it sold 1,500,000 shares at a price of $0.10 per share for total proceeds of $150,000.

n)

In August 2014, the Company conducted a private placement offering whereby it sold 250,000 shares at a price of $0.10 per share for total proceeds of $25,000.

o)

In September 2014, the Company conducted a private placement offering whereby it sold 650,000 shares at a price of $0.10 per share for total proceeds of $65,000.

p)

Also in September 2014, the Company issued 700,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $70,000.

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	4,580,000	0.10	2.11
Issued	6,200,571	0.14	1.93
Exercised	(2,650,000)	–	–
Expired/Cancelled	(100,000)	–	–
Outstanding, September 30, 2014	8,030,571	0.13	2.24

During the nine months ended September 30, 2014, the Company issued 5,000,571 common shares with warrants attached for total cash proceeds of $552,200. The common stock issued included 5,000,571 attached warrants to purchase 6,200,571 common stock at the weighted average exercise price of $0.14 per share. The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value of the warrants attached to the common stock issued is $270,621, and the relative fair value of the common stock is $281,579 as of the issue date. The Black-Sholes pricing model assumption used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.32% - 0.59%; expected volatility of 132% - 138%, and warrant term of 2 years.

12. TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. During nine months ended September 30, 2014, the Company did not purchase shares of common stock nor retire shares of common stock from treasury stock.

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

Compensation Warrants Granted to Non-employees

On September 11, 2014, the Company granted compensation warrants to purchase a total of 2,311,000 shares of the Company’s common stock to a marketing firm. The warrants carry an exercise price of $0.10 per share. The warrants expire September 11, 2016. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $116,540. During the nine months ended September 30, 2014, the Company recorded stock-based compensation of $116,540 as a general and administrative expense in connection with these warrants.

Options Granted to Employees

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868. During the nine month ended September 30, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868. During the nine month ended September 30, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743. During the nine month ended September 30, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743. During the nine month ended September 30, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743. During the nine month ended September 30, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options. Above four options and this option could be exercised, in whole or in part, in accordance with the following: 100% of the shares subject to the optionee continuing to be a service provider on such date.

During the nine months ended September 30, 2014, the Company recognized and recorded stock-based compensation of $10,457 related to options granted in the prior year which vested in the current period as a general and administrative expense.

As at September 30, 2014, there was $2,816 total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months ended September 30, 2014 were $0.1262. The weighted average assumptions used are as follows:

	September 30,	December 31,
	2014	2013
Expected dividend yield	0%	0%
Risk-free interest rate	0.23%	0.37%
Expected volatility	136.26%	181.36%
Expected option life (in years)	2.36	2.41

The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)		Aggregate Intrinsic Value

Outstanding, December 31, 2013	5,505,000	$0.10

Granted	2,311,000	$0.10
Exercised	–	–
Expired/Cancelled	(5,000)	$0.10

Outstanding, September 30, 2014	7,811,000	$0.10	3.60	$	nil

Exercisable, September 30, 2014	7,811,000	$0.10	3.60	$	nil

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)		Aggregate Intrinsic Value

Outstanding, December 31, 2013	21,140,000	$0.11

Granted	4,300,000	$0.10
Exercised	(1,200,000)	0.10
Expired/Cancelled	(1,595,000)	$0.10

Outstanding, September 30, 2014	22,645,000	$0.11	2.10	$	nil

Exercisable, September 30, 2014	22,626,250	$0.11	2.09	$	nil

A summary of the status of the Company’s nonvested shares as of December 31, 2013, and changes during the period ended September 30, 2014, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2013	75,000	–
Granted	–	–
Vested	56,250	–

Nonvested at September 30, 2014	18,750	–

During nine months ended September 30, 2014, the Company recognized and recorded stock-based compensation of $674,962 as a general and administrative expense related to vested share-based compensation arrangements.

14. LEGAL PROCEEDINGS

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

WORDLOGIC CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

15. SUBSEQUENT EVENTS

a)

In October 2014, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $10,000.

b)

Also in October 2014, the Company issued 200,000 shares of its common stock at $0.10 per share for services rendered by consultant valued at $20,000 based on the consulting agreement.

c)

In November 2014, the Company issued 1,100,000 shares of its common stock at $0.10 per share for services rendered by consultant valued at $110,000 based on the consulting agreement.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014	December 31, 2013
Current Assets	$97,793	$176,055
Current Liabilities	$927,158	$802,383
Working Capital Deficit	$(829,365)	$(626,328)

Cash Flows

		September 30, 2014	September 30, 2013
Cash Flows used in Operating Activities		$(1,156,335)	$(1,722,205)
Cash Flows from Investing Activities	$	nil	$865,077
Cash Flows from Financing Activities		$1,080,031	$369,563
Effect of exchange rate changes on cash		$4,382	$5,246
Net Increase (Decrease) in Cash During Period		$(71,922)	$(482,319)

Operating Revenues

Operating revenues for the nine month period ended September 30, 2014 were $nil.

Operating revenues for the nine month period ended September 30, 2013 were $366 and is comprised of product sales of $366.

Operating Expenses and Net Loss

Operating expenses for the nine month period ended September 30, 2014 were $1,871,405 and is comprised of $83,321 in rent, $1,488,064 in selling, general and administrative and $300,020 in research and development. Operating expenses for the nine months period ended September 30, 2013 were $2,767,985 and is comprised of $92,046 in rent, $2,174,730 in selling, general and administrative and $501,209 in research and development.

Net loss for the nine month period ended September 30, 2014 was $1,878,707 and is comprised of $1,871,405 loss from operations and $119 in interest income and $7,421 in interest expense. Net loss for the nine months period ended September 30, 2013 was $2,797,693 and is comprised of $2,767,619 loss from operations and $74 in interest income reversed.

Liquidity and Capital Resources

As at September 30, 2014, the Company’s cash and current asset balance was $97,793 compared to $176,055 as at December 31, 2013. The decrease in current assets of $78,262 is attributed to a decrease of $59,839 in cash and cash equivalents, a decrease of $12,083 in restricted cash, a decrease of $7,047 in GST refund receivable, a decrease of $11 in employee advances, a decrease of $45 in interest receivable, and an increase in prepaid expenses of $763.

As at September 30, 2014, the Company had current and total liabilities of $927,158 compared with current and total liabilities of $802,383 as at December 31, 2013. The increase in total liabilities of $124,775 is attributed to an increase in bank overdraft of $23,985, a decrease in accounts payable and accrued liabilities of $36,041, an increase of $26,831 in indebtedness to related parties, an increase of $60,000 in notes payable, and an increase of $50,000 in deferred revenue.

As at September 30, 2014, the Company had a working deficit of $829,365 compared with a working capital deficit of $626,328 as at December 31, 2013. The increase in working capital deficit was primarily attributed to an increase in bank overdraft, note payable, and deferred revenue.

Cashflow from Operating Activities

During the nine month period ended September 30, 2014, the Company used $1,156,335 of cash for operating activities compared to the used of $1,722,205 of cash for operating activities during the same period ended September 30, 2013. The change in net cash used in operating activities is primarily attributed to a decrease in net loss.

Cashflow from Investing Activities

During the nine month period ended September 30, 2014, the Company received $nil of cash for investing activities compared to $865,077 of cash received for investing activities during the same period ended September 30, 2013. The change in net cash flow in investing activities is primarily attributed to proceeds of investments in term deposits.

Cashflow from Financing Activities

During the nine month period ended September 30, 2014, the Company received $1,080,031 of cash from financing activities compared to cash received $369,563 for the same period ended September 30, 2013. The change in cash flows from financing activities is primarily attributed to an increase of proceeds from stock options and warrants exercised and an increase in proceeds from sale of common shares.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 7, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II—OTHER INFORMATION

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

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORDLOGIC CORPORATION

Dated: November 12, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated: November 12, 2014

/s/ Darrin McCormack

By: Darrin McCormack

Its: Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 12, 2014

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: Director

Dated: November 12, 2014

/s/ T. Allen Rose

By: T. Allen Rose

Its: Director