Form 10-K
period 2014-12-31
WORDLOGIC CORP
filed 2015-04-15
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes   ☒No

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

☐Yes   ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $9,394,427 based upon the price ($0.10) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “WLGC.OB”

As of April 15, 2015, there were 104,413,955 shares of the registrant’s $0.001 par value common stock issued and 104,182,415 outstanding.

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

In conjunction with its wholly owned subsidiary, 602531 British Columbia Ltd., the Company holds U.S. patents 7,293,231, 7,681,124, 7,716,579, and 7,921,361, which relate to data entry for personal computing devices. U.S. patent 7,293,231, which the Company believes to be one of its pioneering patents, relates to various methods, systems, devices, and computer-readable media for use in connection with computer-assisted data entry and patent 8,552,984 B2, which deals with the redirection of information for the purposes of processing which occurs between e keyboard and the application receiving the input.

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

On January 15, 2013, we also entered into a lease agreement for new office space located at 25 Broadway, 10th Floor, New York, NY 10004 U.S.A. Under the lease, we currently pay a total of $1,300 USD per month on a month-to-month basis for 80ft of corporate office space. The term had been terminated as of January 31, 2015 .

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2013 through December 31, 2014, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High	$0.22	$0.19	$0.13	$0.09
2014 – Low	$0.15	$0.10	$0.07	$0.06
2013 – High	$0.0949	$0.15	$0.26	$0.24
2013 – Low	$0.065	$0.075	$0.1161	$0.08

Record Holders

As of April 13, 2014, an aggregate of 104,313,955 and 104,082,415 shares of our Common Stock were issued and outstanding, respectively, and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014	December 31, 2013
Current Assets	$76,351	$176,055
Current Liabilities	$1,263,320	$802,383
Working Capital Deficit	$ (1,186,969)	$ (626,328)

Cash Flows

	December 31, 2014	December 31, 2013
Cash Flows used in Operating Activities	$(1,496,883)	$(2,321,886)
Cash Flows from Investing Activities	nil	865,077
Cash Flows from Financing Activities	1,395,602	790,555
Effect of exchange rate changes on cash	13,478	4,367
Net Decrease in Cash During Period	$(87,803)	$(661,887)

Operating Revenues

Operating revenues for the twelve months ended December 31, 2014 were $nil and is comprised of product sales.

Operating revenues for the twelve months ended December 31, 2013 were $366 and is comprised of product sales of $366.

Operating Expenses and Net Loss

Operating expenses for the twelve months period ended December 31, 2014 were $2,928,395 and is comprised of $108,190 in rent, $2,302,898 in selling, general and administrative and $517,307 in research and development. Operating expenses for the same period ended December 31, 2013 were $3,950,291 and is comprised of $121,657 in rent, $3,227,885 in selling, general and administrative and $600,749 in research and development.

Net loss for the twelve months period ended December 31, 2014 was $2,945,972 is comprised of $2,928,395 loss from operations, $17,735 in interest expense, and $158 in interest income. Net income for the twelve months period ended December 31, 2013 was $4,772,150 and is comprised of $3,949,925 loss from operations, $6,805 in interest expense, $66 in interest income reversed, and $815,354 loss from legal settlement.

Liquidity and Capital Resources

As at December 31, 2014, the Company’s cash and current asset balance was $76,351 compared to $176,055 as at December 31, 2013. The decrease in current assets of $99,704 is attributed to a decrease of $59,869 in cash and cash equivalents, a decrease of $27,934 in restricted cash, a decrease of $10,351 in GST/HST refund receivable, an increase of $18 in employee advances, and a decrease in prepaid expenses of $1,532.

As at December 31, 2014, the Company had current and total liabilities of $1,263,320 compared with current and total liabilities of $802,383 as at December 31, 2013. The increase in total liabilities of $460,937 is attributed to an increase of $6,175 in bank overdraft, an increase of $14,857 in accounts payable and accrued liabilities, an increase of $27,076 in indebtedness to related parties, an increase of $7,503 in accrued interest, an increase of $50,000 in deposit from shareholder, and an increase of $355,326 in notes payable.

As at December 31, 2014, the Company had a working capital deficit of $1,186,969 compared with a working capital deficit of $626,328 as at December 31, 2013.  The increase in working capital deficit was primarily attributed to a decrease in cash and cash equivalents, restricted cash, and prepaid expenses, and an increase in accounts payable and accrued liabilities and notes payable.

Cashflow from Operating Activities

During the year ended December 31, 2014, the Company used $1,496,883 of cash for operating activities compared to using generation of $2,321,886 of cash for operating activities during the same period ended December 31, 2013. The change in net cash generated in operating activities is primarily attributed to a decrease in operating expenses.

Cashflow from Investing Activities

During the year ended December 31, 2014, the Company received $nil of cash for investing activities compared to cash received of $865,077 for investing activities during the same period ended December 31, 2013. The change in net cash generated in investing activities is primarily attributed to a decrease in proceeds of investments in term deposits.

Cashflow from Financing Activities

During the year ended December 31, 2014, the Company received $1,395,602 of cash from financing activities compared to cash received of $790,055 for the same period ended December 31, 2013.  The change in cash flows from financing activities is primarily attributed to an increase in proceeds from related party advances, an increase in proceeds from other promissory notes, an increase in sale of common shares, and an increase of proceed from stock options and warrants exercised.

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

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.  The Company has elected early adoption of these amendments.

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

WORDLOGIC CORPORATION

For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WordLogic Corporation

We have audited the accompanying consolidated balance sheets of WordLogic Corporation (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the periods then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation  as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 13, 2015

WORDLOGIC CORPORATION

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$1,922	$61,791
Restricted cash (Note 3)	4,554	32,488
Investments (Note 4)	50,000	50,000
GST refund receivable (Note 5)	7,349	17,700
Employee advances	189	207
Interest receivable	128	128
Prepaid expenses (Note 6)	12,209	13,741

Total Current Assets	76,351	176,055

Property and equipment, net of accumulated depreciation (Note 7)	9,521	13,676

Total Assets	$85,872	$189,731

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$6,175	$–
Accounts payable and accrued liabilities	766,142	751,285
Indebtedness to related parties (Note 8)	78,174	51,098
Deposit from shareholder (Note 9)	50,000	–
Accrued interest (Note 10)	7,503	–
Notes payable (Note 10)	355,326	–

Total Current Liabilities	1,263,320	802,383

Total Liabilities	1,263,320	802,383

Stockholders’ Deficit

Common stock, $.001 par value; 250,000,000 shares authorized 102,233,955 shares issued and 102,002,415 outstanding as of December 31, 2014, and 91,248,384 shares issued and 91,016,844 outstanding as of December 31, 2013, respectively (Note 11)	102,234	91,248
Additional paid-in capital	28,737,988	26,373,776
Stock payable	4,000	11,500
Accumulated deficit	(29,362,106)	(26,416,134)
Accumulated other comprehensive loss	(639,315)	(652,793)
Treasury stock, 231,540 shares as of December 31, 2014 and December 31, 2012 (Note 12)	(20,249)	(20,249)

Total Stockholders’ Deficit	(1,177,448)	(612,652)

Total Liabilities and Stockholders’ Deficit	$85,872	$189,731

The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the Years Ended
	December 31, 2014	December 31, 2013
Revenue
Product sales	$–	$366

Total Revenues	–	366

Operating expenses
Rent	108,190	121,657
Selling, general and administrative (Note 8 and 13)	2,302,898	3,227,885
Research and development	517,307	600,749

Total Operating Expenses	2,928,395	3,950,291

Loss from Operations	(2,928,395)	(3,949,925)

Other income (expenses)
Interest income	158	(66)
Interest expense:
Other notes, advances and amounts	(17,735)	(6,805)
Gain (loss) on legal settlement	-	(815,354)

Net Loss	(2,945,972)	(4,772,150)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	13,478	4,367
Net Comprehensive Loss	$(2,932,494)	$(4,767,783)

Basic net loss per share	$(0.03)	$(0.06)
Diluted net loss per share	$(0.03)	$(0.06)

Weighted average common shares used in calculating basic net loss per share	97,390,215	85,084,292
Weighted average common shares used in calculating diluted net loss per share	97,390,215	85,084,292

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

								Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Payable (Receivable)	Deficit	Loss	Total
		$	$		$	$	$	$	$
Balance, December 31, 2012	83,276,717	83,277	23,524,244	231,540	(20,249)	4,000	(21,643,984)	(657,160)	1,290,128
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	2,430,000	2,430	240,570	–	–	–	–	–	243,000
Sale of units consisting of two share of common stock and one warrant ($0.10/share)	250,000	250	24,750	–	–	–	–	–	25,000
Sale of common stock ($0.10/share)	1,120,000	1,120	110,880	–	–	–	–	–	112,000
Sale of common stock ($0.15/share)	100,000	100	14,900	–	–	–	–	–	15,000
Exercise of warrant ($0.10/share)	3,425,000	3,425	339,075	–	–	–	–	–	342,500
Common stock issued in settlement of legal proceeding	500,000	500	57,000	–	–	–	–	–	57,500
Warrants issued in settlement of legal proceeding (Note 12)	–	–	773,644	–	–	–	–	–	773,644
Reverse common stock issued in settlement of legal proceeding	(53,333)	(54)	(7,821)	–	–	–	–	–	(7,875)
Common stock options exercised ($0.10/share)	200,000	200	19,800	–	–	–	–	–	20,000
Common stock options and warrants vested	–	–	1,276,734	–	–	–	–	–	1,276,734
Stock payable for exercise of stock options ($0.10/share)	–	–	–	–	–	7,500	–	–	7,500
Comprehensive loss:
Net Income	–	–	–	–	–	–	(4,772,150)	–	(4,772,150)
Currency translation adjustment	–	–	–	–	–	–	–	4,367	4,367
Balance, December 31, 2013	91,248,384	91,248	26,373,776	231,540	(20,249)	11,500	(26,416,134)	(652,793)	(612,652)
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,772,000	1,772	175,428	–	–	–	–	–	177,200
Sale of units consisting of one share of common stock and one and half warrant ($0.10/share)	1,500,000	1,500	148,500	–	–	–	–	–	150,000
Sale of units consisting of one share of common stock and two warrants ($0.10/share)	450,000	450	44,550	–	–	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.14/share)	1,178,571	1,179	163,822	–	–	–	–	–	165,001
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	100,000	100	14,900	–	–	–	–	–	15,000
Sale of common stock ($0.15/share)	560,000	560	55,440	–	–	–	–	–	56,000
Stock issued for services ($0.07/share)	1,300,000	1,300	89,800	–	–	–	–	–	91,100
Exercise of warrant ($0.10/share)	2,650,000	2,650	262,350	–	–	–	–	–	265,000
Common stock options exercised ($0.10/share)	1,400,000	1,400	138,600	–	–	–	–	–	140,000
Common stock options and warrants vested	–	–	1,263,397	–	–	–	–	–	1,263,397
Stock payable for exercise of stock options ($0.10/share)	75,000	75	7,425	–	–	(7,500)	–	–	0
Comprehensive loss:
Net loss	–	–	–	–	–	–	(2,945,972)	–	(2,945,972)
Currency translation adjustment	–	–	–	–	–	–	–	13,478	13,478
Balance, December 31, 2014	102,233,955	102,234	28,737,988	231,540	(20,249)	4,000	(29,362,106)	(639,315)	(1,177,448)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(2,945,972)	$(4,772,150)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	3,172	4,583
Common stock issued for services	91,100	–
Stock-based compensation	1,263,397	1,276,734
Loss (gain) on legal settlement	–	815,354
Changes in current assets and liabilities:
Receivables	10,351	15,411
Employee advances	18	14
Prepaid expenses	1,532	40,291
Accounts payable and accrued liabilities	22,015	329,825
Accrued interest payable	7,503	(31,948)
Deposit from shareholder	50,000	–
Net cash used in operating activities	(1,496,883)	(2,321,886)

Cash flows from investing activities:
Investment in term deposits	–	865,077

Net cash provided by investing activities	–	865,077

Cash flows from financing activities:
Proceeds from related party advances	27,076	25,555
Proceeds from other promissory note	355,326	–
Proceeds from stock options and warrants exercised	405,000	395,000
Proceeds from sale of common shares	608,200	370,000

Net cash provided by financing activities	1,395,602	790,555

Effect of exchange rate changes on cash	13,478	4,367

Net change in cash	(87,803)	(661,887)

Cash, beginning of period	94,279	756,166

Cash, end of period	$6,476	$94,279

Non-Cash Information:
Retirement of treasury stock	$–	$81,191
Stock issued for stock payable	$(7,500)	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,997	$6,805

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2014, the Company has incurred losses of $29,362,106 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of December 31, 2014 and December 31, 2013. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at December 31, 2014 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $1,922 and $61,791 at December 31, 2014 and December 31, 2013, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at December 31, 2014 or December 31, 2013.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $50,000 and $50,000 at December 31, 2014 and December 31, 2013, respectively.  The company has recorded interest receivable of $128 and $128 at December 31, 2014 and December 31, 2013, respectively.

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2014. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2014.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of December 31, 2014 and December 31, 2012:

Level	December 31, 2014	December 31, 2013
Level 1	$50,000	$50,000
Level 2	–	–
Level 3	–	–

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31
	2014	2013

Numerator:
Net income (loss) – basic and diluted	$(2,945,972)	$(4,755,150)

Denominator:
Basic weighted average common shares outstanding	97,390,215	85,084,292
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	97,390,215	85,084,292

Net income (loss) per share - basic	$(0.03)	$(0.06)
Net income (loss) per share - diluted	$(0.03)	$(0.06)

Due to a net loss for the years ended December 31, 2014, and 2013, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

r)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the years ended December 31, 2014 and 2013, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

s)

Advertising Costs

Advertising costs are charged to operations as incurred.

t)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company has elected early adoption of these amendments.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected early adoption of these amendments.

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

3.

RESTRICTED CASH

As of December 31, 2014 and December 31, 2013, the Company had restricted cash balances of $4,554 and $32,488, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000, $50,000 as of December 31, 2014, and 2013, respectively, as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
April 10, 2013	50,000	April 10, 2015	0.35%
December 31, 2014	50,000

The Company has recorded an accrued interest receivable of $128 and $128 for above term deposits as of December 31, 2014 and December 31, 2013, respectively, based on statements provided by financial institutions.

5.

GST/HST REFUND RECEIVABLE

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. All businesses operating in BC are responsible for collecting and remitting GST to the Canadian government. A GST registrant should collect the GST on most of their sales and pay the GST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST paid or payable on the purchases they use in commercial activities. However, during the year ended December 31, 2014, the Company has not collected any GST since all sales were incurred in the United States which sales are not GST taxable. The Company has filed GST returns quarterly and claimed only ITC’s during the year ended December 31, 2014. As the result of this, as of December 31, 2014 and December 31, 2013, the Company had GST/HST refund receivable of $7,349 (CAD $8,525) and $17,700 (CAD $18,826), respectively.

6.

PREPAID EXPENSES

As of December 31, 2014 and December 31, 2013, we had prepaid expenses of $12,209 and $13,741, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

Vendor	December 31, 2014	December 31, 2013
	$	$
Bentall L.P.	10,757	11,733
Quality Stock	–	–
Vantage Communication Ltd.	–	–
Others	1,452	2,008
Total	12,209	13,741

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of December 31, 2014 $	Net Carrying Amount as of December 31, 2014 $	Net Carrying Amount as of December 31, 2013 $
Office equipment	9,367	5,716	3,651	4,888
Computer equipment	132,382	127,861	4,521	6,983
Computer software	6,112	6,112	-	-
Furniture and fixtures	14,569	13,220	1,349	1,805

	162,430	152,909	9,521	13,676

Depreciation expense totaled $3,172 and $4,583 for the years ended December 31, 2014 and 2013, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2015. Management fees incurred by the Company totaled $325,949 (CAD $360,000) and totaled $349,543 (CAD $360,000) for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, the amount owing to this private company totaled $14,095 and $8, respectively.

b.

The Company incurred accounting fees of $5,512 and $34,372 with a private company of which an officer is also an officer for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and December 31, 2013, the amount owing to this private company totaled $5,247 and $9,402, respectively.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000, expiring April 1, 2015. Management fees incurred by the Company totaled $158,448 (CAD $175,000) and $214,581 (CAD $221,000) for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and December 31, 2013, the amount owing to this private company totaled $58,832 and $41,688, respectively.

d.

During the year ended December 31, 2014, the Company received a non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

9.

DEPOSIT FROM SHAREHOLDER

a.

During the year ended December 31, 2014, the Company received non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

Description	December 31, 2014	December 31, 2013
	$	$
Software licence	50,000	-
	50,000	nil

Non-current	-	-
Current	50,000	-
	50,000	nil

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

10.

NOTES PAYABLE

Promissory Notes

a.

In August 2014, the Company received proceeds of $10,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $10,000 at December 31, 2014.

b.

In September 2014, the Company received proceeds of $50,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $50,000 at December 31, 2014.

c.

In October 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $20,000 at December 31, 2014.

d.

Also in October 2014, the Company received proceeds of $189,640 (CAD $220,000) on an unsecured promissory note for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $189,640 (CAD $220,000) at December 31, 2014.

e.

In November 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $20,000 at December 31, 2014.

f.

Also in November 2014, the Company received proceeds of $9,482 (CAD $11,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $9,482 (CAD $11,000) at December 31, 2014.

g.

Also in November 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $20,000 at December 31, 2014.

h.

In December 2014, the Company received proceeds of $10,344 (CAD $12,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $10,344 (CAD $12,000) at December 31, 2014.

i.

Also in December 2014, the Company received proceeds of $12,930 (CAD $15,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $$12,930 (CAD $15,000) at December 31, 2014.

j.

Also in December 2014, the Company received proceeds of $12,930 (CAD $15,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nill, leaving a balance owing of $$12,930 (CAD $15,000) at December 31, 2014.

Interest expense on the note during the twelve months period ended December 31, 2014 and 2013 totaled $7,503 and $nil, respectively.

11.

COMMON STOCK

For the year ended December 31, 2014:

a)

In January 2014, the Company issued 75,000 shares of its common stock at $0.10 per share related for stock payable which company received $7,500 in December 2013 for the exercise of stock options.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

q)

In October 2014, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $10,000.

r)

Also in October 2014, the Company issued 200,000 shares of its common stock at $0.065 per share for services rendered by a consultant valued at $13,000 based on the fair market value of the trading price on date of grant.

s)

In November 2014, the Company issued 1,100,000 shares of its common stock at $0.071 per share for services rendered by a consultant valued at $78,100 based on the fair market value of the trading price on date of grant.

t)

Also in November 2014, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $10,000.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

For the year ended December 31, 2013:

u)

In June 2013, the Company issued 150,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $15,000.

v)

Also in June 2013, the Company conducted a private placement offering whereby it sold 120,000 shares at a price of $0.10 per share for total proceeds of $12,000.

w)

Also in June 2013, the Company conducted a private placement offering whereby it sold 100,000 shares at a price of $0.15 per share for total proceeds of $15,000.

x)

Also in June 2013, the Company issued 350,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $35,000.

y)

In July 2013, the Company issued 250,000 shares of its common stock at $0.10 per share related to the exercise of compensation warrants, for total proceeds of $25,000.

z)

Also in July 2013, the Company issued 50,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $5,000.

aa)

In August 2013, the Company issued 1,625,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $162,500.

bb)

Also in August 2013, the Company conducted a private placement offering whereby it sold 1,000,000 shares at a price of $0.10 per share for total proceeds of $100,000.

cc)

In October 2013, the Company issued 300,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $30,000.

dd)

In November 2013, the Company conducted private placement offerings whereby it issued 100,000 units at a price of $0.10 per share for total proceeds of $10,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

ee)

In November 2013, the Company conducted private placement offerings whereby it issued 250,000 units at a price of $0.10 per share for total proceeds of $25,000. Each unit consisted of one share of the Company's common stock and two warrants to purchase an additional share of common stock, exercisable at $0.10 per share.

ff)

In December 2013, the Company issued 500,000 shares of its common stock valued on settlement date of the legal proceeding at $0.115 per share as the part of the settlement.

gg)

In December 2013, the Company cancelled 53,333 shares of its common stock as the part of legal proceeding settlement.

hh)

In December 2013, the Company conducted private placement offerings whereby it issued 2,330,000 units at a price of $0.10 per share for total proceeds of $233,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock, exercisable at $0.10 per share.

ii)

In December 2013, the Company issued 700,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $70,000.

jj)

In December 2013, the Company issued 200,000 shares of its common stock at $0.10 per share related to the exercise of stock options to an officer for total proceeds of $20,000.

kk)

In December 2013, the Company received $7,500 for the exercise of stock options at $0.10 per share but had not yet issued.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	4,580,000	0.10	2.11
Issued	6,200,571	0.14	1.93
Exercised	(2,650,000)	–	–
Expired/Cancelled	(100,000)	–	–
Outstanding, December 31, 2014	8,030,571	0.13	2.02

During the year ended December 31, 2014, , the Company issued 5,000,571 common shares with warrants attached for total cash proceeds of $552,201. The common stock issued included 5,000,571 attached warrants to purchase 6,200,571 common stock at the weighted average exercise price of $0.14 per share. The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value of the warrants attached to the common stock issued is $270,621, and the relative fair value of the common stock is $281,579 as of the issue date. The Black-Sholes pricing model assumption used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.32% - 0.59%; expected volatility of 132% - 138%, and warrant term of 2 years.

12.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. During the year ended December 31, 2014 and 2013, the Company purchased nil and 1,031,540 shares of common stock from treasury stock, respectively. During the year ended December 31, 2014 and 2013, the Company retired nil and nil shares of common stock from treasury stock, respectively.

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

Compensation Warrants Granted to Non-employees

On September 11, 2014, the Company granted compensation warrants to purchase a total of 2,311,000 shares of the Company’s common stock to a marketing firm. The warrants carry an exercise price of $0.10 per share. The warrants expire September 11, 2016. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $116,540. During the year ended December 31, 2014, the Company recorded stock-based compensation of $116,540 as a general and administrative expense in connection with these warrants.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

On October 1, 2014, the Company granted compensation warrants to purchase a total of 300,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.10 per share. The warrants expire October 1, 2016. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $14,131. During the year ended December 31, 2014, the Company recorded stock-based compensation of $14,131 as a general and administrative expense in connection with these warrants.

On October 1, 2014, the Company granted compensation warrants to purchase a total of 300,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.10 per share. The warrants expire October 1, 2016. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $14,131. During the year ended December 31, 2014, the Company recorded stock-based compensation of $14,131 as a general and administrative expense in connection with these warrants.

On November 20 2014, the Company granted compensation warrants to purchase a total of 1,500,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.10 per share. The warrants expire November 20, 2016. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $78,088. During the year ended December 31, 2014, the Company recorded stock-based compensation of $78,088 as a general and administrative expense in connection with these warrants.

Options Granted to Employees

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868. During the year ended December 31, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868. During the year ended December 31, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743. During the year ended December 31, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743. During the year ended December 31, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options.

On February 1, 2014, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $12,743. During the year ended December 31, 2014, the Company recorded stock-based compensation of $12,743 as a general and administrative expense in connection with these options. Above four options and this option could be exercised, in whole or in part, in accordance with the following: 100% of the shares subject to the optionee continuing to be a service provider on such date.

On October 1, 2014, the Company granted options to purchase a total of 10,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $411,390. During the year ended December 31, 2014, the Company recorded stock-based compensation of $411,390 as a general and administrative expense in connection with these options.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

On October 1, 2014, the Company granted options to purchase a total of 1,000,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $41,139. During the year ended December 31, 2014, the Company recorded stock-based compensation of $41,139 as a general and administrative expense in connection with these options.

On October 1, 2014, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $8,228. During the year ended December 31, 2014, the Company recorded stock-based compensation of $8,228 as a general and administrative expense in connection with these options.

On October 1, 2014, the Company granted options to purchase a total of 200,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $8,228. During the year ended December 31, 2014, the Company recorded stock-based compensation of $8,228 as a general and administrative expense in connection with these options.

On October 1, 2014, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $10,285. During the year ended December 31, 2014, the Company recorded stock-based compensation of $10,285 as a general and administrative expense in connection with these options. Above four options and this option could be exercised, in whole or in part, in accordance with the following: 100% of the shares subject to the optionee continuing to be a service provider on such date.

As at December 31, 2014 there was $nil total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2014 and 2013 were $0.10074 and $0.0594 per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	December 31, 2014	December 31, 2013

Expected dividend yield	0%	0%
Risk-free interest rate	0.28%	0.37%
Expected volatility	137.10%	181.36%
Expected option life (in years)	1.57	2.41

The total intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 were $nil and $nil respectively.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	5,505,000	$ 0.10

Granted	4,411,000	$ 0.10
Exercised	–	–
Expired/Cancelled	(5,000)	$ 0.10

Outstanding, December 31, 2014	9,911,000	$ 0.10	3.04	$nil

Exercisable, December 31, 2014	9,911,000	$ 0.10	3.04	$nil

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	21,140,000	$ 0.11

Granted	15,950,000	0.10
Exercised	(1,400,000)	0.10
Expired/Cancelled	(3,065,000)	0.10

Outstanding, December 31, 2014	32,625,000	$ 0.10	2.28	$nil

Exercisable, December 31, 2014	32,625,000	$ 0.10	2.27	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2013, and changes during the year ended December 31, 2014, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2013	75,000	–
Granted	–	–
Vested	75,000	–

Nonvested at December 31, 2014	–	–

During the years ended December 31, 2014 and 2013, the Company recognized and recorded stock-based compensation of $1,263,397 and $1,276,734, respectively, as a general and administrative expense related to vested share-based compensation arrangements.

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

In November 2013 the Company settled certain claims by Mr.Knaven and certain counterclaims by the Company as against Mr. Knaven. The terms of settlement are confidential. Following the settlement, the parties discontinued the claim and counterclaim as against each other, and Mr. Knaven withdrew a complaint he had made to the British Columbia’s Employment Standards Branch. In consideration for the settlement, the Company released $155,328 from the B.C. Supreme Court ordered garnishment to Mr. Knaven and issued 500,000 common shares of the Company valued at $57,500 to him.  As result of the settlement, the Company recorded loss of $24,710. The settlement was paid and the shares were issued in 2013.

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

On April 2, 2013, a complaint was filed with the United States District Court for the Southern District of New York by Silverstein against the Company in regards to certain claims asserted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by Mr. Silverstein related to allegations of fraud and the termination of Silverstein as President and CEO of the Corporation. On October 3, 2013, the Corporation filed counterclaims against Silverstein related to his misconduct in the last month of his employment and upon his resignation.  The Corporation vigorously denies Silverstein's allegations and will aggressively defend the claim and pursue its claims against Silverstein.

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

14.

INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases.  The deferred tax assets are as follows:

	2014	2013

Deferred tax assets	$2,269,281	$2,350,159
Valuation allowance	(2,269,281)	(2,350,159)

Net future income taxes	–	–

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

Our operating loss carry-forwards of $6,674,357 at December 31, 2014 and $ 6,912,233 at December 31, 2013 will begin to expire in 2028.

15.

SUBSEQUENT EVENTS

Subsequent to December 31, 2014, we issued an aggregate of 2,180,000 shares of our common stock related to exercises of warrants, exercise of stock options, and private placement offerings as of April 15, 2015.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions.

2.

We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names, ages, date of appointment and other public company directorships of our current directors and officers.

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Frank R. Evanshen, 66	President, Chief Executive Officer and Director	From May 27, 2003 to present	None
Darrin McCormack, 49	Chief Financial Officer	From August 13, 2007 to present	None
Mark Dostie, 45	Chief Technology Officer	From April 26, 2012 to present	None
T. Allen Rose, 58	Secretary, Treasurer and Director	May 27, 2003 to present	None

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

Darrin McCormack has been our Chief Financial Officer since August 13, 2007. Mr. McCormack is a Certified General Accountant and Certified Fraud Examiner and was the managing partner in the firm D. McCormack & Company Inc, CGA’s from July 1995 to February 2014 and is managing partner in the firm McCormack, Su & Company Inc. from March 2014 to present.  Mr. McCormack has been a CGA in public practice since 1988. He received his diploma in Financial Accounting from Malaspina College in Nanaimo, BC in 1986.

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

20

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the years ending December 31, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Franklin Evanshen President, CEO and Director	2014	nil	nil	nil	$666,258(1)	nil	nil	$325,949 (2)	$992,206
	2013	nil	nil	nil	$392,597	nil	nil	$349,543 (2)	$742,140
Darrin McCormack CFO	2014	nil	nil	nil	nil	nil	nil	$5,512 (3)	$5,512
	2013	nil	nil	nil	$39,260	nil	nil	$34,372 (3)	$73,632
Mark Dostie Chief Technology Officer	2014	nil	nil	nil	$254,868 (4)	nil	nil	$158,448 (5)	$413,316
	2013	nil	nil	nil	nil	nil	nil	$214,581 (5)	$214,581
T. Allen Rose Secretary, Treasurer, Director and Former CFO (6)	2014	nil	nil	nil	nil	nil	nil	$1,811	$1,811
	2013	nil	nil	nil	$39,260	nil	nil	$2,913	$42,173

22

(1)

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868. During the year ended December 31, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

On October 1, 2014, the Company granted options to purchase a total of 10,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire October 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $411,390. During the year ended December 31, 2014, the Company recorded stock-based compensation of $411,390 as a general and administrative expense in connection with these options.

(2)

Represents management consulting fees paid to Meridian Capital Corp. (“MCC”). MCC, a company controlled by Franklin R. Evanshen, has a management agreement with the Company for services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $27,162 USD ($30,000 CAD) for services rendered. Management fees incurred by the Company totaled $325,949 USD ($CAD 360,000) and totaled $349,543 ($CAD 360,000) for the years ended December 31, 2014 and 2013, respectively.

(3)

Represents amounts incurred with McCormack, Su & Company Inc., a company of which Darrin McCormack is an officer, for accounting and financial management services provided personally by Mr. McCormack in his role as Chief Financial Officer.  Under the agreement, fees are charged at approximately $100 USD ($110 CAD) per hour.

(4)

On February 1, 2014, the Company granted options to purchase a total of 2,000,000 shares of the Company’s common stock to an officer. The options carry an exercise price of $0.10 per share and vested immediately. The options expire February 1, 2017. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $254,868. During the year ended December 31, 2014, the Company recorded stock-based compensation of $254,868 as a general and administrative expense in connection with these options.

(5)	The Agreement provided for Mr. Mark Dostie to be paid approximately $18,108 USD ($20,000 CAD) per month in exchange for his services.
(6)	Mr. T. Allen Rose served as our Chief Financial Officer until August 13, 2007 and is a Secretary, Treasurer, and one of our directors.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2014.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Franklin Evanshen	9,700,000 2,000,000 10,000,000	Nil Nil Nil	Nil Nil Nil	$0.10 $0.10 $0.10	August 15, 2016 February 1, 2017 October 1, 2017
Darrin McCormack	1,000,000	Nil	Nil	$0.10	August 15, 2016
Mark Dostie	5,000,000 2,000,000	Nil Nil	Nil Nil	$0.10 $0.10	October 1, 2016 February 1, 2017
T. Allen Rose	1,000,000	Nil	Nil	$0.10	August 15, 2016

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

The Company paid $1,811 to our board members for their services during the year ended December 31, 2014.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock, owned beneficially as of April 13, 2015 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 13, 2015, there were 104,082,415 common shares outstanding, 32,725,000 shares issuable upon exercise of stock purchase options, 8,030,571 shares issuable upon exercise of stock purchase warrants issued and outstanding, and 9,911,000 shares issuable upon exercise of stock purchase compensation warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)(%)
Franklin R. Evanshen (3) 1280 Braeside Street W. Vancouver BC V7T 2L2 Canada	Common	31,565,152 (4)	20.40%
Mark Dostie (5) 1130 West Pender Street, Suite 230 Vancouver, BC V6E 4A4 Canada	Common	7,000,000 (6)	4.52%
Darrin McCormack (7) 1729 Pavenham Rd. Cowichan Bay, BC V0R 1N1 Canada	Common	1,531,300 (8)	0.99%
T. Allen Rose (9) 2400 – 650 W. Georgia St. Vancouver, BC V6B 4N7 Canada	Common	1,000,000 (10)	0.65%
All Officers and Directors as a Group (4 Persons)	Common	41,096,452	26.56%

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

(2) Based on 104,082,415 outstanding shares of Common Stock as of April 13, 2015 plus 32,725,000 shares issuable upon exercise of stock purchase options, 8,030,571 shares issuable upon exercise of stock purchase warrants issued and outstanding, and 9,911,000 shares issuable upon exercise of stock purchase compensation warrants issued and outstanding.

(3) Franklin R. Evanshen is the President, Chief Executive Officer, and a Director of the Company.

(4) Includes 9,808,383 common shares and options to purchase 21,700,000 shares of our Common Stock, held under his own name, and 5,676 common shares held by MCC Meridian Capital Corp., a company controlled by Franklin R. Evanshen.

(5) Mark Dostie is the Chief Technology Officer of the Company.

(6) Includes options to purchase 7,000,000 shares of our Common Stock.

(7) Darrin McCormack is the Chief Financial Officer of the Company.

(8) Includes 531,300 common shares and options to purchase 1,000,000 shares of our Common Stock.

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

Related Party Transactions

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2015. Management fees incurred by the Company totaled $325,949 (CAD $360,000) and totaled $349,543 (CAD $360,000) for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, the amount owing to this private company totaled $14,095 and $8, respectively.

The Company incurred accounting fees of $5,512 and $34,372 with a private company of which an officer is also an officer for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and December 31, 2013, the amount owing to this private company totaled $5,247 and $9,402, respectively.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000, expiring April 1, 2015. Management fees incurred by the Company totaled $158,448 (CAD $175,000) and $214,581 (CAD $221,000) for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and December 31, 2012, the amount owing to this private company totaled $58,532 and $41,688, respectively.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

  disclosing such transactions in reports where required;
  disclosing in any and all filings with the SEC, where required;
  obtaining disinterested directors consent; and
  obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$20,400	$21,750
Audit-related fees	$nil	$nil
Tax fees	$nil	$nil
All other fees	$nil	$nil
Total	$20,400	$21,750

Audit Fees

During the fiscal year ended December 31, 2014, we incurred approximately $20,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2013, we incurred approximately $21,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

Dated:  April 15, 2015

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  April 15, 2015

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 15, 2015

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  April 15, 2015

/s/ T. Allen Rose

 By: T. Allen Rose

 Its:  Director

