Form 10-Q
period 2015-03-31
WORDLOGIC CORP
filed 2015-05-20
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☒  Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☐   No ☒

As of May 13, 2015, there were 107,663,955 shares of the registrant’s $0.001 par value common stock issued and 107,432,415 outstanding.

WORDLOGIC CORPORATION*

2

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

3

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Unaudited Consolidated Balance Sheets

F-1

Unaudited Consolidated Statements of Operations

F-2

Unaudited Consolidated Statements of Stockholders’ Deficit

F-3

Unaudited Consolidated Statements of Cash Flows

F-4

Notes to the Unaudited Consolidated Financial Statements

F-5

4

WORDLOGIC CORPORATION

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$789	$1,922
Restricted cash (Note 3)	4,970	4,554
Investments (Note 4)	50,000	50,000
GST refund receivable (Note 5)	13,380	7,349
Employee advances	173	189
Interest receivable	171	128
Prepaid expenses (Note 6)	11,168	12,209

Total Current Assets	80,651	76,351

Property and equipment, net of accumulated depreciation (Note 7)	8,135	9,521

Total Assets	$88,786	$85,872

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$18,411	$6,175
Accounts payable and accrued liabilities	747,391	766,142
Indebtedness to related parties (Note 8)	72,839	78,174
Deposit from shareholder (Note 9)	50,000	50,000
Accrued interest (Note 10)	17,399	7,503
Notes payable (Note 10)	370,744	355,326
Notes payable to related parties(Note 10)	19,713	-

Total Current Liabilities	1,296,497	1,263,320

Total Liabilities	1,296,497	1,263,320

Stockholders’ Deficit

Common stock, $.001 par value; 250,000,000 shares authorized 104,413,955 shares issued and 104,182,415 outstanding as of March 31, 2015, and 102,233,955 shares issued and 102,002,415 outstanding as of December 31, 2014, respectively (Note 11)	104,414	102,234
Additional paid-in capital	28,875,955	28,737,988
Stock payable	4,000	4,000
Accumulated deficit	(29,623,493)	(29,362,106)
Accumulated other comprehensive loss	(548,338)	(639,315)
Treasury stock, 231,540 shares as of March 31, 2015 and December 31, 2014 (Note 12)	(20,249)	(20,249)

Total Stockholders’ Deficit	(1,207,711)	(1,177,448)

Total Liabilities and Stockholders’ Deficit	$88,786	$85,872

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the Three Months Ended (Unaudited)
	March 31, 2015	March 31, 2014
Revenue	$–	$–

Total Revenues	–	–

Operating expenses
Rent	21,948	28,304
Selling, general and administrative (Note 8 and 13)	207,327	909,763
Research and development	20,183	96,454

Total Operating Expenses	249,458	1,034,521

Loss from Operations	(249,458)	(1,034,521)

Other income (expenses)
Interest income	35	39
Interest expense:
Other notes, advances and amounts	(11,964)	(2,169)

Net Loss	(261,387)	(1,036,651)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	90,977	18,279
Net Comprehensive Loss	$(170,410)	$(1,018,372)

Basic net loss per share	$(0.00)	$(0.01)
Diluted net loss per share	$(0.00)	$(0.01)

Weighted average common shares used in calculating basic net loss per share	103,844,066	93,303,900
Weighted average common shares used in calculating diluted net loss per share	103,844,066	93,303,900

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

								Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Payable (Receivable)	Deficit	Loss	Total
		$	$		$	$	$	$	$
Balance, December 31, 2014	102,233,955	102,234	28,737,988	231,540	(20,249)	4,000	(29,362,106)	(639,315)	(1,177,448)
Sale of units consisting of one share of common stock and one warrant ($0.06/share)	170,000	170	10,030	–	–	–	–	–	10,200
Sale of units consisting of one share of common stock and one warrant ($0.05/share)	710,000	710	34,790	–	–	–	–	–	35,500
Stock issued for services ($0.06/share)	1,000,000	1,000	59,000	–	–	–	–	–	60,000
Common stock options exercised ($0.10/share)	100,000	100	9,900	–	–	–	–	–	10,000
Common stock options exercised ($0.07/share)	200,000	200	13,800	–	–	–	–	–	14,000
Common stock options and warrants vested	–	–	10,447	–	–	–	–	–	10,447
Comprehensive loss:
Net loss	–	–	–	–	–	–	(261,387)	–	(261,387)
Currency translation adjustment	–	–	–	–	–	–	–	90,977	90,977
Balance, March 31, 2015 (Unaudited)	104,413,955	104,414	28,875,955	231,540	(20,249)	4,000	(29,623,493)	(548,338)	(1,207,711)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Three Months Ended (Unaudited)
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(261,387)	$(1,036,651)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	586	884
Common stock issued for services	60,000	–
Stock-based compensation	10,447	551,642
Changes in current assets and liabilities:
Receivables	(6,074)	(12,666)
Employee advances	16	8
Prepaid expenses	1,041	927
Accounts payable and accrued liabilities	(5,715)	38,716
Accrued interest payable	9,896	–
Net cash used in operating activities	(191,190)	(457,140)

Cash flows from financing activities:

Repayment of advances from related parties	(5,335)	(19,975)
Proceeds from other promissory note	15,418	–
Proceeds from related party promissory note	19,713	-
Proceeds from stock options and warrants exercised	24,000	205,000
Proceeds from sale of common shares	45,700	250,000

Net cash provided by financing activities	99,496	435,025

Effect of exchange rate changes on cash	90,977	18,279

Net change in cash	(717)	(3,836)

Cash, beginning of period	6,476	94,279

Cash, end of period	$5,759	$90,443

Non-Cash Information:
Stock issued for stock payable	$–	$7,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,829	$2,169

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At March 31, 2015, the Company has incurred losses of $29,623,493 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of March 31, 2015 and December 31, 2014. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at March 31, 2015 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $789 and $1,922 at March 31, 2015 and December 31, 2014, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at March 31, 2015 or December 31, 2014.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $50,000 and $50,000 at March 31, 2015 and December 31, 2014, respectively.  The company has recorded interest receivable of $171 and $128 at March 31, 2015 and December 31, 2014, respectively.

See Note 2.m for further information on fair value.

WORDLOGIC CORPORATION

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the three months ended March 31, 2015 and 2014.

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2015. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2015.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of March 31, 2015 and December 31, 2014:

Level	March 31, 2015	December 31, 2014
Level 1	$50,000	$50,000
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31 (Unaudited)
	2015	2014

Numerator:
Net income (loss) – basic and diluted	$(261,387)	$(1,036,651)

Denominator:
Basic weighted average common shares outstanding	103,844,066	93,303,900
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	103,844,066	93,303,900

Net income (loss) per share - basic	$(0.00)	$(0.01)
Net income (loss) per share - diluted	$(0.00)	$(0.01)

Due to a net loss for the year ended March 31, 2015, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

r)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the three months ended March 31, 2015 and 2014, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

s)

Advertising Costs

Advertising costs are charged to operations as incurred.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

3.

RESTRICTED CASH

As of March 31, 2015 and December 31, 2014, the Company had restricted cash balances of $4,970 and $4,554, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000 at March 31, 2015 as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
April 10, 2014	50,000	April 10, 2015	0.35%
March 31, 2015	50,000

The Company has recorded an accrued interest receivable of $171 and $128 for above term deposits as of March 31, 2015 and December 31, 2014 based on statements provided by financial institutions.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

5.

GST/HST RECEIVABLE

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. All businesses operating in BC are responsible for collecting and remitting GST to the Canadian government. A GST registrant should collect the GST on most of their sales and pay the GST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST paid or payable on the purchases they use in commercial activities. However, during the three month ended March 31, 2015, the Company has not collected any GST since all sales were incurred in the United States which sales are not GST taxable. The Company has filed GST returns quarterly and claimed only ITC’s during the period ended March 31, 2015. As the result of this, as of March 31, 2015 and December 31, 2014, the Company had GST/HST refund receivable of $13,380 (CAD $16,969) and 7,349 (CAD $8,525), respectively.

6.

PREPAID EXPENSES

As of March 31, 2015 and December 31, 2014, we had prepaid expenses of $11,168 and $12,209, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

Vendor	March 31, 2015	December 31, 2014
	$	$
Bentall L.P.	9,840	10,757
Others	1,328	1,452
Total	11,168	12,209

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of March 31, 2015 $	Net Carrying Amount as of March 31, 2015 $	Net Carrying Amount as of December 31, 2014 $
Office equipment	8,568	5,395	3,173	3,651
Computer equipment	121,094	117,303	3,791	4,521
Computer software	5,590	5,590	-	-
Furniture and fixtures	13,326	12,155	1,171	1,349

	148,578	140,443	8,135	9,521

Depreciation expense totaled $586 and $884 for the three months ended March 31, 2015 and 2014, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2015. Management fees incurred by the Company totaled $72,536 (CAD $90,000) and totaled $81,564 (CAD $90,000) for the three months ended March 31, 2015 and 2014, respectively. As at March 31, 2015, the amount owing to this private company totaled $14,995.

b.

The Company incurred accounting fees of $nil and $nil with a private company of which an officer is also an officer for the three months ended March 31, 2015 and 2014, respectively.  As at March 31, 2015, the amount owing to this private company totaled $4,029.

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000, expiring April 1, 2015. Management fees incurred by the Company totaled $nil (CAD $nil) and $54,376 (CAD $60,000) for the three months ended March 31, 2015 and 2014, respectively.  As at March 31, 2015, the amount owing to this private company totaled $53,815.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

d.

During the year ended December 31, 2014, the Company received a non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

e.

In March 2015, the Company received proceeds of $19,713 (CAD $25,000) on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $19,713 (CAD $25,000) at March 31, 2015.

9.

DEPOSIT FROM SHAREHOLDER

a.

As of March 31, 2015 and December 31, 2014, the Company had non-refundable deposit of $50,000 and $50,000, respectively, for software licence of which terms and condition has not yet been finalized.

Description	March 31, 2015	December 31, 2014
	$	$
Software licence	50,000	50,000
	50,000	50,000

Non-current	-	-
Current	50,000	50,000
	50,000	50,000

10.

NOTES PAYABLE

Promissory Notes

a.

In August 2014, the Company received proceeds of $10,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,000 at March 31, 2015 and December 31, 2014.

b.

In September 2014, the Company received proceeds of $50,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $50,000 at March 31, 2015 and December 31, 2014.

c.

In October 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 at March 31, 2015 and December 31, 2014.

d.

Also in October 2014, the Company received proceeds of CAD $220,000 on an unsecured promissory note for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $173,470 and $189,640 at March 31, 2015 and December 31, 2014, respectively.

e.

In November 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 at March 31, 2015 and December 31 ,2014.

f.

Also in November 2014, the Company received proceeds of CAD $11,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $8,674 and $9,482 at March 31, 2015 and December 31, 2014, respectively.

g.

Also in November 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 at March 31, 2015 and December 31, 2014, respectively.

h.

In December 2014, the Company received proceeds of CAD $12,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $9,462 (CAD $12,000) at March 31, 2015 and December 31, 2014, respectively.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

i.

Also in December 2014, the Company received proceeds of CAD $15,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $11,828 and $12,930 at March 31, 2015 and December 31, 2014, respectively.

j.

Also in December 2014, the Company received proceeds of CAD $15,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $11,827 and $12,930 at March 31, 2015 and December 31, 2014, respectively.

k.

In January 2015, the Company received proceeds of CAD $5,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $3,943 and $nil at March 31, 2015 and December 31, 2014, respectively.

l.

In February 2015, the Company received proceeds of CAD $10,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $7,885 and $nil at March 31, 2015 and December 31, 2014, respectively.

m.

In January 2015, the Company received proceeds of CAD $30,000 on an unsecured promissory note for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $23,655 and $nil at March 31, 2015 and December 31, 2014, respectively.

n.

In March 2015, the Company received proceeds of CAD $25,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $19,713 and $nil at March 31, 2015 and December 31, 2014, respectively.

Interest expense on the note during the three months period ended March 31, 2015 and 2014 totaled $9,635 and $nil, respectively.

11.

COMMON STOCK

For the three months ended March 31, 2015:

a)

In January 2015, the Company issued 1,000,000 shares of its common stock at $0.06 per share for services rendered by consultants valued at $60,000 based on the fair market value of the trading price on date of grant.

b)

Also in January 2015, the Company conducted a private placement offering whereby it sold 170,000 shares at a price of $0.06 per share for total proceeds of $10,200.

c)

Also in January 2015, the Company conducted a private placement offering whereby it sold 200,000 shares at a price of $0.05 per share for total proceeds of $10,000.

d)

Also in January 2015, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $10,000.

e)

In February 2015, the Company conducted a private placement offering whereby it sold 510,000 shares at a price of $0.05 per share for total proceeds of $25,500.

f)

Also in February 2015, the Company issued 200,000 shares of its common stock at $0.07 per share related to the exercise of options, for total proceeds of $14,000.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2014	8,030,571	0.13	2.02
Issued	880,000	0.10	1.86
Exercised	–	–	–
Expired/Cancelled	–	–	–
Outstanding, March 31, 2015	8,910,571	0.13	1.80

During the three months ended March 31, 2015, the Company issued 880,000 common shares with warrants attached for total cash proceeds of $45,700. The common stock issued included 880,000 attached warrants to purchase 880,000 common stock at the weighted average exercise price of $0.10 per share. The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value of the warrants attached to the common stock issued is $19,992, and the relative fair value of the common stock is $25,708 as of the issue date. The Black-Sholes pricing model assumption used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.47% - 0.67%; expected volatility of 148% - 149%, and warrant term of 2 years.

12.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. During three months ended March 31, 2015, the Company did not purchase shares of common stock nor retire shares of common stock from treasury stock.

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

Options Granted to Employees

On February 18, 2015, the Company granted options to purchase a total of 300,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.07 per share and vested immediately. The options expire February 18, 2018. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $10,447. During the three month ended March 31, 2015, the Company recorded stock-based compensation of $10,447 as a general and administrative expense in connection with these options.

During the three months ended March 31, 2015, the Company recognized and recorded stock-based compensation of $nil related to options granted in the prior year which vested in the current period as a general and administrative expense.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

As at March 31, 2015, there was $nil total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended March 31, 2015 were $0.1274. The weighted average assumptions used are as follows:

	March 31, 2015	December 31, 2014

Expected dividend yield	0%	0%
Risk-free interest rate	0.43%	0.28%
Expected volatility	140.26%	137.10%
Expected option life (in years)	1.50	1.57

The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	9,911,000	$ 0.10

Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–

Outstanding, March 31, 2015	9,911,000	$ 0.10	2.80	$nil

Exercisable, March 31, 2015	9,911,000	$ 0.10	2.80	$nil

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	32,625,000	$ 0.10

Granted	300,000	0.10
Exercised	(300,000)	0.10
Expired/Cancelled	–	–

Outstanding, March 31, 2015	32,625,000	$ 0.11	2.05	$nil

Exercisable, March 31, 2015	32,625,000	$ 0.11	2.05	$nil

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes during the period ended March 31, 2015, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2014	–	–
Granted	–	–
Vested	–	–

Nonvested at March 31, 2015	–	–

During three months ended March 31, 2015, the Company recognized and recorded stock-based compensation of $10,447 as a general and administrative expense related to vested share-based compensation arrangements.

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

15.

SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company issued an aggregate of 3,250,000 shares of its common stock related to exercises of warrants, exercise of stock options, and private placement offerings as of May 20, 2015.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015	December 31, 2014
Current Assets	$80,651	$76,351
Current Liabilities	$1,296,497	$1,263,320
Working Deficit	$(1,215,846)	$ (1,186,969)

Cash Flows

	March 31, 2015	March 31, 2014
Cash Flows used in Operating Activities	$(191,190)	$(457,140)
Cash Flows from Financing Activities	$99,496	$435,025
Effect of exchange rate changes on cash	$90,977	$18,279
Net Decrease in Cash During Period	$(717)	$(3,836)

Operating Revenues

Operating revenues for the three month period ended March 31, 2015 and 2014 were $nil and $nil, respectively.

Operating Expenses and Net Loss

Operating expenses for the three month period ended March 31, 2015 were $249,458 and is comprised of $21,948 in rent, $207,327 in selling, general and administrative and $20,183 in research and development. Operating expenses for the three month period ended March 31, 2014 were $1,034,521 and is comprised of $28,304 in rent, $909,763 in selling, general and administrative and $96,454 in research and development.

Net loss for the three month period ended March 31, 2015 was $261,387 and is comprised of $249,458 loss from operations and $35 in interest income and $11,964 in interest expense.  Net loss for the three month period ended March 31, 2014 was $1,036,651 and is comprised of $1,034,521 loss from operations and $39 in interest income and $2,169 in interest expense.

Liquidity and Capital Resources

As at March 31, 2015, the Company’s cash and current asset balance was $80,651 compared to $76,351 as at December 31, 2014. The increase in current assets of $4,300 is attributed to a decrease of $1,133 in cash and cash equivalents, an increase of $416 in restricted cash, an increase of $6,031 in HST/GST refund receivable, a decrease of $16 in employee advances, an increase of $43 in interest receivable, and a decrease in prepaid expenses of $1,041.

As at March 31, 2015, the Company had current and total liabilities of $1,296,497 compared with current and total liabilities of $1,263,320 as at December 31, 2014. The increase in total liabilities of $33,177 is attributed to an increase of $12,236 in bank overdraft, a decrease of $18,751 in accounts payable and accrued liabilities, a decrease of $5,335 in indebtedness to related parties, an increase of $9,896 in accrued interest, and an increase of $35,131 in notes payable.

As at March 31, 2015, the Company had a working deficit of $1,215,846 compared with a working capital deficit of $1,186,969 as at December 31, 2014.  The increase in working deficit was primarily attributed to an increase in notes payable.

Cashflow from Operating Activities

During the three month period ended March 31, 2015, the Company used $191,190 of cash for operating activities compared to the used of $457,140 of cash for operating activities during the same period ended March 31, 2014. The change in net cash used in operating activities is primarily attributed to a decrease in net loss.

Cashflow from Investing Activities

During the three month period ended March 31, 2015, the Company received $nil of cash for investing activities compared to $nil of cash received for investing activities during the same period ended March 31, 2014.

Cashflow from Financing Activities

During the three month period ended March 31, 2015, the Company received $90,977 of cash from financing activities compared to cash received $435,025 for the same period ended March 31, 2014.  The change in cash flows from financing activities is attributed to a decrease of proceeds from stock options and warrants exercised and sale of common shares, net of an increase in proceeds from promissory notes issued and a decrease in repayment of advances from related parties.

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

7

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

10

6.

EXHIBITS

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

Dated:  May 20, 2015

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  May 20, 2015

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 20, 2015

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  May 20, 2015

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director

