Form 10-Q
period 2015-06-30
WORDLOGIC CORP
filed 2015-08-18
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, there were 114,441,939 shares of the registrant’s $0.001 par value common stock issued and 114,441,939 outstanding.

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

F-3

Unaudited Consolidated Statements of Cash Flows

F-4

Notes to the Unaudited Consolidated Financial Statements

F-5

4

WORDLOGIC CORPORATION

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$802	$1,922
Restricted cash (Note 3)	20,630	4,554
Investments (Note 4)	50,000	50,000
GST refund receivable (Note 5)	19,907	7,349
Employee advances	176	189
Interest receivable	39	128
Prepaid expenses (Note 6)	11,354	12,209

Total Current Assets	102,908	76,351

Property and equipment, net of accumulated depreciation (Note 7)	7,729	9,521

Total Assets	$110,637	$85,872

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$22,107	$6,175
Accounts payable and accrued liabilities	788,006	766,142
Indebtedness to related parties (Note 8)	121,525	78,174
Deposit from shareholder (Note 9)	50,000	50,000
Accrued interest (Note 10)	28,578	7,503
Notes payable (Note 10)	378,949	355,326
Notes payable to related parties(Note 10)	20,043	-

Total Current Liabilities	1,409,208	1,263,320

Total Liabilities	1,409,208	1,263,320

Stockholders’ Deficit

Common stock, $.001 par value; 250,000,000 shares authorized 108,273,479 shares issued and 108,041,939 outstanding as of June 30, 2015, and 102,233,955 shares issued and 102,002,415 outstanding as of December 31, 2014, respectively (Note 11)	108,273	102,234
Additional paid-in capital	28,988,095	28,737,988
Stock payable	4,000	4,000
Accumulated deficit	(29,809,643)	(29,362,106)
Accumulated other comprehensive loss	(569,047)	(639,315)
Treasury stock, 231,540 shares as of June 30, 2015 and December 31, 2014 (Note 12)	(20,249)	(20,249)

Total Stockholders’ Deficit	(1,298,571)	(1,177,448)

Total Liabilities and Stockholders’ Deficit	$110,637	$85,872

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION
Consolidated Statements of Operations
(Expressed in US Dollars)

	For the Three months Ended (Unaudited)		For the Six months Ended (Unaudited)
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Patents licensing (Note 15)	$–	$–	$–	$–

Total Revenues	–	–	–	–

Operating expenses
Rent, related party	21,986	26,878	43,934	55,182
Selling, general and administrative (Note 8 and 13)	147,740	249,930	355,067	1,159,693
Research and development	3,011	104,393	23,194	200,847

Total Operating Expenses	172,737	381,201	422,195	1,415,722

Loss from Operations	(172,737)	(381,201)	(422,195)	(1,415,722)

Other income (expenses)
Interest income	35	40	70	79
Interest expense	(13,448)	(2,538)	(25,412)	(4,707)

Net Loss	(186,150)	(383,699)	(447,537)	(1,420,350)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	(20,709)	(36,899)	70,268	(18,620)
Net Comprehensive Loss	$(206,859)	$(420,598)	$(377,269)	$(1,438,970)

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares used in calculating basic net income (loss) per share	107,087,634	96,310,768	105,474,810	94,815,640
Weighted average common shares used in calculating diluted net income (loss) per share	107,087,634	96,310,768	105,474,810	94,815,640

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

								Accumulated
	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Payable (Receivable)	Deficit	Loss	Total
		$	$		$	$	$	$	$
Balance, December 31, 2014	102,233,955	102,234	28,737,988	231,540	(20,249)	4,000	(29,362,106)	(639,315)	(1,177,448)
Sale of common stock ($0.02/share)	300,000	300	5,700	–	–	–	–	–	6,000
Sale of units consisting of one share of common stock and two warrants ($0.02/share)	2,000,000	2,000	38,000	–	–	–	–	–	40,000
Sale of units consisting of one share of common stock and one warrant ($0.04/share)	1,250,000	1,250	48,750	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.06/share)	170,000	170	10,030	–	–	–	–	–	10,200
Sale of units consisting of one share of common stock and half warrant ($0.06/share)	166,667	166	9,833	–	–	–	–	–	9,999
Sale of units consisting of one share of common stock and one warrant ($0.07/share)	142,857	143	9,857	–	–	–	–	–	10,000
Sale of units consisting of one share of common stock and one warrant ($0.05/share)	710,000	710	34,790	–	–	–	–	–	35,500
Stock issued for services ($0.06/share)	1,000,000	1,000	59,000	–	–	–	–	–	60,000
Common stock options exercised ($0.10/share)	100,000	100	9,900	–	–	–	–	–	10,000
Common stock options exercised ($0.07/share)	200,000	200	13,800	–	–	–	–	–	14,000
Common stock options and warrants vested	–	–	10,447	–	–	–	–	–	10,447
Comprehensive loss:
Net loss	–	–	–	–	–	–	(447,537)	–	(447,537)
Currency translation adjustment	–	–	–	–	–	–	–	70,268	70,268
Balance, June 30, 2015 (Unaudited)	108,273,479	108,273	28,988,095	231,540	(20,249)	4,000	(29,809,643)	(569,047)	(1,298,571)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Six Months Ended (Unaudited)
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(447,537)	$(1,420,350)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	1,136	1,714
Common stock issued for services	60,000	–
Stock-based compensation	10,447	555,013
Changes in current assets and liabilities:
Receivables	(12,469)	5,118
Employee advances	13	1
Prepaid expenses	855	(22,393)
Accounts payable and accrued liabilities	38,451	68,701
Accrued interest payable	21,075	–
Deferred revenue	–	50,000
Net cash used in operating activities	(328,029)	(762,196)

Cash flows from financing activities:

Proceeds from related parties	43,351	–
Repayment of advances from related parties	–	(16,891)
Proceeds from other promissory note	23,623	–
Proceeds from related party promissory note	20,043	–
Proceeds from stock options and warrants exercised	24,000	315,000
Proceeds from sale of common shares	161,700	393,200

Net cash provided by financing activities	272,717	691,309

Effect of exchange rate changes on cash	70,268	(18,620)

Net change in cash	14,956	(89,507)

Cash, beginning of period	6,476	94,279

Cash, end of period	$21,432	$4,772

Non-Cash Information:
Stock issued for stock payable	$–	$7,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,682	$4,707

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At June 30, 2015, the Company has incurred losses of $29,809,643 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of June 30, 2015 and December 31, 2014. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at June 30, 2015 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $802 and $1,922 at June 30, 2015 and December 31, 2014, respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at June 30, 2015 or December 31, 2014.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $50,000 and $50,000 at June 30, 2015 and December 31, 2014, respectively.  The company has recorded interest receivable of $39 and $128 at June 30, 2015 and December 31, 2014, respectively.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the six months ended June 30, 2015 and 2014.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2015. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2015.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of June 30, 2015 and December 31, 2014:

Level	June 30, 2015	December 31, 2014
Level 1	$50,000	$50,000
Level 2	–	–
Level 3	–	–

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Six Months Ended June 30 (Unaudited)
	2015	2014

Numerator:
Net income (loss) – basic and diluted	$(447,537)	$(1,420,350)

Denominator:
Basic weighted average common shares outstanding	105,474,810	94,815,640
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	105,474,810	94, 815,640

Net income (loss) per share - basic	$(0.00)	$(0.01)
Net income (loss) per share - diluted	$(0.00)	$(0.01)

Due to a net loss for the periods ended June 30, 2015 and 2014, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

r)

Comprehensive Income (Loss)

The Company reports its comprehensive (loss) in accordance with provisions of the FASB.  For the six months ended June 30, 2015 and 2014, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

3.

RESTRICTED CASH

As of June 30, 2015 and December 31, 2014, the Company had restricted cash balances of $20,630 and $4,554, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices and payroll source deduction holding from Canada Revenue Agency.

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $50,000 at June 30, 2015 as follows:

Investment Date	Amount	Maturity Date	Interest Rate
	$
April 10, 2014	50,000	April 10, 2016	0.35%
June 30, 2015	50,000

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The Company has recorded an accrued interest receivable of $39 and $128 for above term deposits as of June 31, 2015 and December 31, 2014 based on statements provided by financial institutions.

5.

GST/HST RECEIVABLE

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. All businesses operating in BC are responsible for collecting and remitting GST to the Canadian government. A GST registrant should collect the GST on most of their sales and pay the GST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST paid or payable on the purchases they use in commercial activities. However, during the six months ended June 30, 2015, the Company has not collected any GST since all sales were incurred in the United States which sales are not GST taxable. The Company has filed GST returns quarterly and claimed only ITC’s during the period ended June 30, 2015. As the result of this, as of June 30, 2015 and December 31, 2014, the Company had GST/HST refund receivable of $19,907 (CAD $23,909) and 7,349 (CAD $8,525), respectively.

6.

PREPAID EXPENSES

As of June 30, 2015 and December 31, 2014, we had prepaid expenses of $11,354 and $12,209, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

Vendor	June 30, 2015	December 31, 2014
	$	$
Bentall L.P.	10,004	10,757
Others	1,350	1,452
Total	11,354	12,209

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization as of June 30, 2015 $	Net Carrying Amount as of June 30, 2015 $	Net Carrying Amount as of December 31, 2014 $
Office equipment	8,711	5,647	3,064	3,651
Computer equipment	123,121	119,588	3,533	4,521
Computer software	5,684	5,684	-	-
Furniture and fixtures	13,550	12,418	1,132	1,349

	151,066	143,337	7,729	9,521

Depreciation expense totaled $1,136 and $1,714 for the six months ended June 30, 2015 and 2014, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2015. Management fees incurred by the Company totaled $145,745 (CAD $180,000) and totaled $164,096 (CAD $180,000) for the six months ended June 30, 2015 and 2014, respectively. As at June 30, 2015, the amount owing to this private company totaled $53,523.

b.

The Company incurred accounting fees of $7,773 and $2,051 with a private company of which an officer is also an officer for the six months ended June 30, 2015 and 2014, respectively.  As at June 30, 2015, the amount owing to this private company totaled $13,286.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000, expiring April 1, 2015. Management fees incurred by the Company totaled $nil (CAD $nil) and $109,397 (CAD $120,000) for the six months ended June 30, 2015 and 2014, respectively.  As at June 30, 2015, the amount owing to this private company totaled $54,716.

d.

During the year ended December 31, 2014, the Company received a non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

e.

In March 2015, the Company received proceeds of $20,043 (CAD $25,000) on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,043 (CAD $25,000) at June 30, 2015.

9.

DEPOSIT FROM SHAREHOLDER

a.

As of June 30, 2015 and December 31, 2014, the Company had non-refundable deposit of $50,000 and $50,000, respectively, for software licence of which terms and condition has not yet been finalized.

Description	June 30, 2015	December 31, 2014
	$	$
Software licence	50,000	50,000
	50,000	50,000

Non-current	-	-
Current	50,000	50,000
	50,000	50,000

10.

NOTES PAYABLE

Promissory Notes

a.

In August 2014, the Company received proceeds of $10,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,000 and $10,000 at June 30, 2015 and December 31, 2014.

b.

In September 2014, the Company received proceeds of $50,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $50,000 and $50,000 at June 30, 2015 and December 31, 2014.

c.

In October 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 and $20,000 at June 30, 2015 and December 31, 2014.

d.

Also in October 2014, the Company received proceeds of CAD $220,000 on an unsecured promissory note for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $176,374 and $189,640 at June 30, 2015 and December 31, 2014, respectively.

e.

In November 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 and $20,000 at June 30, 2015 and December 31 ,2014.

f.

Also in November 2014, the Company received proceeds of CAD $11,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $8,819 and $9,482 at June 30, 2015 and December 31, 2014, respectively.

g.

Also in November 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 and $20,000 at June 30, 2015 and December 31, 2014, respectively.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

h.

In December 2014, the Company received proceeds of CAD $12,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $9,462 and $10,344 at June 30, 2015 and December 31, 2014, respectively.

i.

Also in December 2014, the Company received proceeds of CAD $15,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $12,026 and $12,930 at June 30, 2015 and December 31, 2014, respectively.

j.

Also in December 2014, the Company received proceeds of CAD $15,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $12,025 and $12,930 at June 30, 2015 and December 31, 2014, respectively.

k.

In January 2015, the Company received proceeds of CAD $5,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $4,008 and $nil at June 30, 2015 and December 31, 2014, respectively.

l.

In February 2015, the Company received proceeds of CAD $10,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $8,017 and $nil at June 30, 2015 and December 31, 2014, respectively.

m.

In January 2015, the Company received proceeds of CAD $30,000 on an unsecured promissory note for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $24,051 and $nil at June 30, 2015 and December 31, 2014, respectively.

n.

In March 2015, the Company received proceeds of CAD $25,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,042 and $nil at June 30, 2015 and December 31, 2014, respectively.

o.

In May 2015, the Company received proceeds of CAD $5,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $4,009 and $nil at June 30, 2015 and December 31, 2014, respectively.

Interest expense on the note during the six month period ended June 30, 2015 and 2014 totaled $20,730 and $nil, respectively.

11.

COMMON STOCK

For the six months ended June 30, 2015:

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

f)

Also in February 2015, the Company issued 100,000 shares of its common stock at $0.07 per share related to the exercise of options, for total proceeds of $7,000.

g)

In March 2015, the Company issued 100,000 shares of its common stock at $0.07 per share related to the exercise of options, for total proceeds of $7,000.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

h)

In April 2015, the Company conducted a private placement offering whereby it sold 1,250,000 shares at a price of $0.04 per share for total proceeds of $50,000.

i)

Also in April 2015, the Company conducted a private placement offering whereby it sold 2,000,000 shares at a price of $0.02 per share for total proceeds of $40,000.

j)

In May 2015, the Company conducted a private placement offering whereby it sold 142,857 shares at a price of $0.07 per share for total proceeds of $10,000.

k)

In June 2015, the Company conducted a private placement offering whereby it sold 166,667 shares at a price of $0.06 per share for total proceeds of $10,000.

l)

Also in June 2015, the Company conducted a private placement offering whereby it sold 300,000 shares at a price of $0.02 per share for total proceeds of $6,000.

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2014	8,030,571	0.13	2.02
Issued	6,356,191	0.10	1.78
Exercised	–	–	–
Expired/Cancelled	–	–	–
Outstanding, June 30, 2015	14,386,762	0.12	1.67

During the six months ended June 30, 2015, the Company issued 4,439,524 common shares with warrants attached for total cash proceeds of $155,700. The common stock issued included 4,439,524 attached warrants to purchase 6,356,191 common stock at the weighted average exercise price of $0.10 per share. The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value of the warrants attached to the common stock issued is $58,879, and the relative fair value of the common stock is $48,021 as of the issue date. The Black-Sholes pricing model assumption used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.60%; expected volatility of 149.82%, and warrant term of 2 years.

12.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. During six months ended June 30, 2015, the Company did not purchase shares of common stock nor retire shares of common stock from treasury stock.

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

Options Granted to Employees

On February 18, 2015, the Company granted options to purchase a total of 300,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.07 per share and vested immediately. The options expire February 18, 2018. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $10,447. During the six months ended June 30, 2015, the Company recorded stock-based compensation of $10,447 as a general and administrative expense in connection with these options.

During the six months ended June 30, 2015, the Company recognized and recorded stock-based compensation of $nil related to options granted in the prior year which vested in the current period as a general and administrative expense.

As at June 30, 2015, there was $nil total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended June 30, 2015  and 2014 were $0.0348 and 0.1274, respectively. The weighted average assumptions used are as follows:

	June 30, 2015	December 31, 2014

Expected dividend yield	0%	0%
Risk-free interest rate	0.43%	0.28%
Expected volatility	140.26%	137.10%
Expected option life (in years)	1.50	1.57

The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	9,911,000	$ 0.10

Granted	–	–
Exercised	–	–
Expired/Cancelled	–	–

Outstanding, June 30, 2015	9,911,000	$ 0.10	2.56	$nil

Exercisable, June 30, 2015	9,911,000	$ 0.10	2.56	$nil

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	32,625,000	$ 0.10

Granted	300,000	0.10
Exercised	(300,000)	0.10
Expired/Cancelled	(75,000)	–

Outstanding, June 30, 2015	32,550,000	$ 0.10	1.81	$nil

Exercisable, June 30, 2015	32,550,000	$ 0.10	1.81	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes during the period ended June 30, 2015, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2014	–	–
Granted	–	–
Vested	–	–

Nonvested at June 30, 2015	–	–

During six months ended June 30, 2015, the Company recognized and recorded stock-based compensation of $10,447 as a general and administrative expense related to vested share-based compensation arrangements.

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

15.

PATENTS LICENSING REVENUE

On June 29, 2015, the Company has entered into a Patent License Agreement (“Agreement”) with Ora Capital whereby the Company granted a patent license to Ora Capital. Under the terms of the Agreement, The Company has granted to Ora Capital a perpetual, global and non-exclusive right to use, research, develop, make, have made, otherwise commercialized the WordLogic Patents and the Reach Patents for a term of eighteen months.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The terms of agreement are as such: a one-time purchase of the Company’s debts obligation, amount of $250,000, where all revenue less cost of goods sold including direct cost of commission will be split 40% to WordLogic Corp. and 60% to Ora Capital.

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

•

Delivery has occurred. Delivery has occurred as Ora Capital has access to the patents and all economic benefits of the transaction have passed from one party to the other.

•

The fee is fixed or determinable. The fee of the Agreement is $250,000 which is non-refundable and non-cancellable.

•

Collectibility is probable. A one-time purchase of the Company’s debts obligation amount of $250,000. However, which vendor will be paid is not determined yet at the day of agreement.

As such, the Company has not recorded $250,000 to patents licensing revenue in the current period. However, the Company would record $250,000 revenue when the vendor is determined in the next period.

16.

SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company issued an aggregate of 6,400,000 shares of its common stock related to exercises of warrants, exercise of stock options, and private placement offerings as of August 11, 2015.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2015	December 31, 2014
Current Assets	$102,908	$76,351
Current Liabilities	$1,409,208	$1,263,320
Working Deficit	$(1,306,300)	$ (1,186,969)

Cash Flows

	June 30, 2015	June 30, 2014
Cash Flows used in Operating Activities	$(328,029)	$(762,196)
Cash Flows from Financing Activities	$272,717	$691,309
Effect of exchange rate changes on cash	$70,268	$(18,620)
Net Changes in Cash During Period	14,956	$(89,507)

Operating Revenues

Operating revenues for the six month period ended June 30, 2015 and 2014 were $nil and $nil, respectively.

Operating Expenses and Net Loss

Operating expenses for the six month period ended June 30, 2015 were $422,195 and is comprised of $43,934 in rent, $355,067 in selling, general and administrative and $23,194 in research and development. Operating expenses for the six month period ended June 30, 2014 were $1,415,722 and is comprised of $55,182 in rent, $1,159,693 in selling, general and administrative and $200,847 in research and development.

Net loss for the six month period ended June 30, 2015 was $447,537 and is comprised of $422,195 loss from operations and $70 in interest income and $25,412 in interest expense.  Net loss for the six month period ended June 30, 2014 was $1,420,350 and is comprised of $1,415,722 loss from operations and $79 in interest income and $4,707 in interest expense.

Liquidity and Capital Resources

As at June 30, 2015, the Company’s total current assets balance was $102,908 compared to $76,351 as at December 31, 2014. The increase in current assets of $26,557 is attributed to a decrease of $1,120 in cash and cash equivalents, an increase of $16,076 in restricted cash, an increase of $12,558 in HST/GST refund receivable, a decrease of $13 in employee advances, an increase of $89 in interest receivable, and a decrease in prepaid expenses of $855.

As at June 30, 2015, the Company had current and total liabilities of $1,409,208 compared with current and total liabilities of $1,263,320 as at December 31, 2014. The increase in total liabilities of $145,888 is attributed to an increase of $15,932 in bank overdraft, an increase of $21,864 in accounts payable and accrued liabilities, an increase of $43,351 in indebtedness to related parties, an increase of $20,075 in accrued interest, and an increase of $43,666 in notes payable.

As at June 30, 2015, the Company had a working deficit of $1,056,290 compared with a working capital deficit of $1,186,969 as at December 31, 2014.  The decrease in working deficit was primarily attributed to a decrease in accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the six month period ended June 30, 2015, the Company used $328,029 of cash for operating activities compared to the used of $762,196 of cash for operating activities during the same period ended June 30, 2014. The change in net cash used in operating activities is primarily attributed to a decrease in net loss.

Cashflow from Investing Activities

During the six month period ended June 30, 2015, the Company received $nil of cash for investing activities compared to $nil of cash received for investing activities during the same period ended June 30, 2014.

Cashflow from Financing Activities

During the six month period ended June 30, 2015, the Company received $272,717 of cash from financing activities compared to cash received $691,309 for the same period ended June 30, 2014.  The change in cash flows from financing activities is attributed to a decrease of proceeds from stock options and warrants exercised and sale of common shares, net of an increase in proceeds from promissory notes issued and an increase in proceeds from related parties.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Dated:  August 18, 2015

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  August 18, 2015

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 18, 2015

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  August 18, 2015

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director

