Form 10-K
period 2015-12-31
WORDLOGIC CORP
filed 2016-04-14
CIK 1139614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

☐Yes   ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $6,953,300 based upon the price ($0.071) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “WLGC.OB”

As of April 14, 2016, there were 135,443,185 shares of the registrant’s $0.001 par value common stock issued and 135,211,645 outstanding.

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

The Industry

Smartphones and mobile devices have become a necessity for many professional and non-professional individuals. Touchscreens, email, 3G, 4G, and power-packed mobile applications have resulted in considerable growth of new devices. To this extent, the Company estimates that nearly 75% of phones shipped in the U.S. contain either a QWERTY or touchscreen keyboard. Over 1 billion smartphones , 1.3 billion smartphones, and 1.4 billion smartphone were sold in 2013 , 2014, and 2015 respectively.

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

On November 4, 2015, United States District Judge Janis L. Sammartino ruled in against Touchtype, Inc., dba SWIFTKEY, in their partial motion to dismiss WordLogic’s claim of infringement of U.S. Patent No. 8,552,984. The Court has ordered a settlement conference on January 25, 2016, requiring the attendance of someone with the authority for each party to settle the case. The Mandatory Settlement Conference scheduled for February 29, 2016 has been extended to March 18, 2016.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2014 through December 31, 2015, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015 – High	$0.0751	$0.1000	$0.0710	$0.0500
2015 – Low	$0.0450	$0.0400	$0.0300	$0.0260
2014 – High	$0.22	$0.19	$0.13	$0.09
2014 – Low	$0.15	$0.10	$0.07	$0.06

Record Holders

As of April 6, 2016, an aggregate of 135,443,185 and 135,211,645 shares of our Common Stock were issued and outstanding, respectively, and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2015	December 31, 2014
Current Assets	$40,123	$76,351
Current Liabilities	1,346,853	$1,263,320
Working Capital Deficit	$ (1,306,730)	$ (1,186,969)

Cash Flows

	December 31, 2015	December 31, 2014
Cash Flows used in Operating Activities	$(674,465)	$(1,469,807)
Cash Flows from Investing Activities	50,000	nil
Cash Flows from Financing Activities	469,388	1,368,526
Effect of exchange rate changes on cash	149,324	13,478
Net Decrease in Cash During Period	$(5,753)	$(87,803)

Operating Revenues

Operating revenues for the twelve months ended December 31, 2015 were $nil and is comprised of product sales.

Operating revenues for the twelve months ended December 31, 2014 were $nil and is comprised of product sales.

Operating Expenses and Net Loss

Operating expenses for the twelve months period ended December 31, 2015 were $1,064,910 and is comprised of $91,551 in rent, $935,119 in selling, general and administrative and $38,240 in research and development. Operating expenses for the same period ended December 31, 2014 were $2,928,395 and is comprised of $108,190 in rent, $2,302,898 in selling, general and administrative and $517,307 in research and development.

Net loss for the twelve months period ended December 31, 2015 was $1,113,744 is comprised of $1,064,910 loss from operations, $48,874 in interest expense, and $40 in interest income. Net loss for the twelve months period ended December 31, 2014 was $2,945,972 and is comprised of $2,928,395 loss from operations, $17,735 in interest expense, and $158 in interest income.

Liquidity and Capital Resources

As at December 31, 2015, the Company’s cash and current asset balance was $40,123 compared to $73,651 as at December 31, 2014. The decrease in current assets of $36,228 is attributed to a decrease of $1,199 in cash and cash equivalents, a decrease of $4,554 in restricted cash,  a decrease of $50,000 in investment, an increase of $21,659 in GST/HST refund receivable, a decrease of $30 in employee advances, a decrease of $128 in interest receivable, and a decrease in prepaid expenses of $1,976.

As at December 31, 2015, the Company had current and total liabilities of $1,346,853 compared with current and total liabilities of $1,263,320 as at December 31, 2014. The increase in total liabilities of $83,533 is attributed to an increase of $9,203 in bank overdraft, a decrease of $2,813 in accounts payable and accrued liabilities, an increase of $21,352 in indebtedness to related parties, an increase of $21,129 in accrued interest, a decrease of $ 160,908 in notes payable, an increase of $18,063 in notes payable to related party , and an increase of $177,507 in convertible notes payable .

As at December 31, 2015, the Company had a working capital deficit of $1,306,730 compared with a working capital deficit of $1,186,969 as at December 31, 2014.  The increase in working capital deficit was primarily attributed to a decrease in cash and cash equivalents, restricted cash, prepaid expenses, and accounts payable and accrued liabilities, and an increase in GST/HST refund receivable, notes payable, note payable to related to party.

Cashflow from Operating Activities

During the year ended December 31, 2015, the Company used $674,465 of cash for operating activities compared to using of $1,469,807 of cash for operating activities during the same period ended December 31, 2014. The change in net cash generated in operating activities is primarily attributed to a decrease in operating expenses.

Cashflow from Investing Activities

During the year ended December 31, 2015, the Company received $50,000 of cash for investing activities compared to cash received of $nil for investing activities during the same period ended December 31, 2014. The change in net cash generated in investing activities is primarily attributed to a withdrawal of investments in term deposits.

Cashflow from Financing Activities

During the year ended December 31, 2015, the Company received $469,388 of cash from financing activities compared to cash received of $1,368,526 for the same period ended December 31, 2014.  The change in cash flows from financing activities is primarily attributed to a decrease in proceeds from related party advances, proceeds from other promissory notes, sale of common shares, and proceed from stock options and warrants exercised.

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

Recently Issued Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in urrent-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

WORDLOGIC CORPORATION

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WordLogic Corporation

We have audited the accompanying consolidated balance sheets of WordLogic Corporation (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the periods then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordLogic Corporation as of December 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 14, 2016

WORDLOGIC CORPORATION

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2015	December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$723	$1,922
Restricted cash (Note 3)	-	4,554
Investments (Note 4)	-	50,000
GST restricted refund receivable (Note 5)	29,008	7,349
Employee advances	159	189
Interest receivable (Note 4)	-	128
Prepaid expenses (Note 6)	10,233	12,209

Total Current Assets	40,123	76,351

Property and equipment, net of accumulated depreciation (Note 7)	6,088	9,521

Total Assets	$46,211	$85,872

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$15,378	$6,175
Accounts payable and accrued liabilities	763,329	766,142
Indebtedness to related parties (Note 8)	99,526	78,174
Deposit from shareholder (Note 9)	50,000	50,000
Accrued interest (Note 10)	28,632	7,503
Notes payable (Note 10)	144,418	355,326
Convertible n otes payable (Note 10)	177,507	-
Notes payable to related parties (Note 10)	68 ,063	-

Total Current Liabilities	1,346,853	1,263,320

Total Liabilities	1,346,853	1,263,320

Stockholders’ Deficit

Common stock, $.001 par value; 250,000,000 shares authorized 133,690,145 shares issued and 133,458,605 outstanding as of December 31, 2015, 102,233,955 shares issued and 102,002,415 outstanding as of December 31, 2014, respectively (Note 11)	133,690	102,234
Additional paid-in capital	29,547,758	28,737,988
Stock payable	4,000	4,000
Accumulated deficit	(30,475,850)	(29,362,106)
Accumulated other comprehensive loss	(489,991)	(639,315)
Treasury stock, 231,540 shares as of December 31, 2015 and December 31, 2014 (Note 12)	(20,249)	(20,249)

Total Stockholders’ Deficit	(1,300,642)	(1,177,448)

Total Liabilities and Stockholders’ Deficit	$46,211	$85,872

The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the Years Ended
	December 31, 2015	December 31, 2014
Revenue
Product sales	$–	$–

Total Revenues	–	–

Operating expenses
Rent	91,551	108,190
Selling, general and administrative (Note 8 and 13)	935,119	2,302,898
Research and development	38,240	517,307

Total Operating Expenses	1,064,910	2,928,395

Loss from Operations	(1,064,910)	(2,928,395)

Other income (expenses)
Interest income	40	158
Interest expense:
Other notes, advances and amounts	(48,874)	(17,735)

Net Loss	(1,113,744)	(2,945,972)

Other Comprehensive Income
Net Gain (Loss) of Foreign Currency Translation	149,324	13,478
Net Comprehensive Loss	$(964,420)	$(2,932,494)

Basic net loss per share	$(0.01)	$(0.03)
Diluted net loss per share	$(0.01)	$(0.03)

Weighted average common shares used in calculating basic net loss per share	113,884,687	97,390,215
Weighted average common shares used in calculating diluted net loss per share	113,884,687	97,390,215

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statement of Stockholders’ Deficit

(Expressed in US Dollars)

	Common Stock		Additional Paid-In	Treasury Stock		Stock	Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Shares	Cost	Payable (Receivable)	Deficit	Loss	Total
		$	$		$	$	$	$	$
Balance, December 31, 2013	91,248,384	91,248	26,373,776	231,540	(20,249)	11,500	(26,416,134)	(652,793)	(612,652)
Sale of units consisting of one share of common stock and one warrant ($0.10/share)	1,772,000	1,772	175,428	–	–	–	–	–	177,200
Sale of units consisting of one share of common stock and one and half warrant ($0.10/share)	1,500,000	1,500	148,500	–	–	–	–	–	150,000
Sale of units consisting of one share of common stock and two warrants ($0.10/share)	450,000	450	44,550	–	–	–	–	–	45,000
Sale of units consisting of one share of common stock and one warrant ($0.14/share)	1,178,571	1,179	163,822	–	–	–	–	–	165,001
Sale of units consisting of one share of common stock and one warrant ($0.15/share)	100,000	100	14,900	–	–	–	–	–	15,000
Sale of common stock ($0.15/share)	560,000	560	55,440	–	–	–	–	–	56,000
Stock issued for services ($0.07/share)	1,300,000	1,300	89,800	–	–	–	–	–	91,100
Exercise of warrant ($0.10/share)	2,650,000	2,650	262,350	–	–	–	–	–	265,000
Common stock options exercised ($0.10/share)	1,400,000	1,400	138,600	–	–	–	–	–	140,000
Common stock options and warrants vested	–	–	1,263,397	–	–	–	–	–	1,263,397
Stock payable for exercise of stock options ($0.10/share)	75,000	75	7,425	–	–	(7,500)	–	–	0
Comprehensive loss:
Net loss	–	–	–	–	–	–	(2,945,972)	–	(2,945,972)
Currency translation adjustment	–	–	–	–	–	–	–	13,478	13,478
Balance, December 31, 2014	102,233,955	102,234	28,737,988	231,540	(20,249)	4,000	(29,362,106)	(639,315)	(1,177,448)
Sale of common stock ($0.01/share)	8,200,000	8,200	73,800	–	–	–	–	–	82,000
Sale of common stock ($0.02/share)	500,000	500	9,500	–	–	–	–	–	10,000
Sale of common stock ($0.03/share)	666,666	667	19,333	–	–	–	–	–	20,000
Sale of units consisting of one share of common stock and two warrants ($0.01/share)	8,000,000	8,000	72,000	–	–	–	–	–	80,000
Sale of units consisting of one share of common stock and three fifth warrants ($0.01/share)	350,000	350	3,150	–	–	–	–	–	3,500
Sale of units consisting of one share of common stock and one warrant ($0.02/share)	3,000,000	3,000	57,000	–	–	–	–	–	60,000
Sale of units consisting of one share of common stock and two warrants ($0.02/share)	1,000,000	1,000	19,000	–	–	–	–	–	20,000
Sale of units consisting of one share of common stock and one warrant ($0.04/share)	1,250,000	1,250	48,750	–	–	–	–	–	50,000
Sale of units consisting of one share of common stock and one warrant ($0.06/share)	170,000	170	10,030	–	–	–	–	–	10,200
Sale of units consisting of one share of common stock and half warrant ($0.06/share)	166,667	166	9,833	–	–	–	–	–	9,999
Sale of units consisting of one share of common stock and one warrant ($0.07/share)	142,857	143	9,857	–	–	–	–	–	10,000
Sale of units consisting of one share of common stock and one warrant ($0.05/share)	710,000	710	34,790	–	–	–	–	–	35,000
Stock issued for services ($0.035/share)	2,600,000	2,600	88,400	–	–	–	–	–	91,000
Stock issued for services ($0.045/share)	200,000	200	8,800	–	–	–	–	–	9,000
Stock issued for services ($0.05/share)	3,200,000	3,200	210,800	–	–	–	–	–	214,000
Stock issued for services ($0.06/share)	1,000,000	1,000	59,00	–	–	–	–	–	60,000
Common stock options exercised ($0.10/share)	100,000	100	9,900	–	–	–	–	–	10,000
Common stock options exercised ($0.07/share)	200,000	200	13,800	–	–	–	–	–	14,000
Common stock options and warrants vested	–	–	51,510	–	–	–	–	–	51,510
Conversion right on convertible note	–	–	517	–	–	–	–	–	517
Comprehensive loss:
Net loss	–	–		–	–	–	–	–	(1,113,744)
Currency translation adjustment	–	–		–	–	–	–	–	149,324
Balance, December 31, 2015	133,690,145	133,690	29,547,758	231,540	(20,249)	4,000	(30,475,850)	(489,991)	(1,300,642)

(The accompanying notes are an integral part of the consolidated financial statements.)

WORDLOGIC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$(1,113,744)	$(2,945,972)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	2,047	3,172
Common stock issued for services	374,000	91,100
Stock-based compensation	51,510	1,263,397
Loss (gain) on legal settlement	–	–
Changes in current assets and liabilities:
Other current assets	(21,659)	10,351
Employee advances and other receivable	158	18
Prepaid expenses	1,976	1,532
Related party payable	21,352	27,076
Accounts payable and accrued liabilities	(11,234)	22,015
Accrued interest payable	21,129	7,503
Deposit from shareholder	–	50,000
Net cash used in operating activities	(674,465)	(1,469,807)

Cash flows from investing activities:
Cash received from i nvestment in term deposits	50,000	–

Net cash provided by investing activities	50,000	–

Cash flows from financing activities:
Proceeds from other promissory note	36,125	355,326
Proceeds from related party promissory note	18,063	–
Proceeds from stock options and warrants exercised	24,000	405,000
Proceeds from sale of common shares	391,200	608,200

Net cash provided by financing activities	469,388	1,368,526

Effect of exchange rate changes on cash	149,324	13,478

Net change in cash	(5,753)	(87,803)

Cash, beginning of period	6,476	94,279

Cash, end of period	$723	$6,476

Non-Cash Information:
Reclassification of accrued interest to convertible note payable	$19,074	$–
Stock issued for stock payable	$–	$(7,500)

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,311	$9,997

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. At December 31, 2015, the Company has incurred losses of $30,475,850 since inception. These factors, among others, raise significant doubt regarding the Company’s ability to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of December 31, 2015 and December 31, 2014. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at December 31, 2015 consisted of term deposits with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and term deposits of $723 and $1,922 at December 31, 2015 and December 31, 2014 , respectively.

e)

 Short and Long-term Investments

The Company accounts for its short-term and long-term investments in accordance with ASC 320, Investments-Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments in securities at December 31, 2015 or December 31, 2014.

The Company’s investment consisted of certified term deposit with original maturities of more than three months.  The Company realized interest income based on term deposit rate agreed upon with Royal Bank of Canada.  The company had term deposits totaling US $nil and $50,000 at December 31, 2015 and December 31, 2014, respectively.  The company has recorded interest receivable of $nil and $128 at December 31, 2015 and December 31, 2014, respectively.

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

Amortization is recorded at one-half of the normal rate in the year of acquisition. We have compared the depreciation taken using the declining balance method to the straight-line method and have determined the difference to be immaterial for the year ended December 31, 2015 and 2014.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2015. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2015.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk to the Company’s operations results from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In accordance with ASC 820, the following table presents the Company’s fair value hierarchy for its financial assets (investments) as of December 31, 2015 and December 31, 2014:

Level	December 31, 2015	December 31, 2014
Level 1	$nil	$50,000
Level 2	–	–
Level 3	–	–

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31
	2015	2014

Numerator:
Net income (loss) – basic and diluted	$(1,113,744)	$(2,945,972)

Denominator:
Basic weighted average common shares outstanding	113,884,687	97,390,215
Effect of dilutive securities:
Stock options	–	–
Warrants	–	–
Diluted weighted average common shares outstanding	113,884,687	97,390,215

Net income (loss) per share - basic	$(0.01)	$(0.03)
Net income (loss) per share - diluted	$(0.01)	$(0.03)

Due to a net loss for the years ended December 31, 2015, and 2014, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

r)

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with provisions of the FASB.  For the years ended December 31, 2015 and 2014, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

s)

Advertising Costs

Advertising costs are charged to operations as incurred.

t)

Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in urrent-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

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

3.

RESTRICTED CASH

As of December 31, 2015 and December 31, 2014, the Company had restricted cash balances of $nil and $4,554, respectively.  This cash was held in trust by our attorneys for the payment of future legal invoices.

4.

INVESTMENTS

TERM DEPOSITS

The company had held-to-maturity certified term deposits with original maturity date more than three months totaling $nil and $50,000 as of December 31, 2015 and December 31, 2014, respectively. During the year ended December 31, 2015, the Company had withdrawn certified term deposits of $50,000 for operating purposes. The Company has recorded an accrued interest receivable of $nil and $128 for above term deposits as of December 31 , 2015 and December 31, 2014 based on statements provided by financial institutions.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

5.

GST/HST REFUND RECEIVABLE - RESTRICTED

The Goods and Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. All businesses operating in BC are responsible for collecting and remitting GST to the Canadian government. A GST registrant should collect the GST on most of their sales and pay the GST on most purchases they make to operate their business. They can claim an input tax credit (“ITC”), to recover GST paid or payable on the purchases they use in commercial activities. However, during the year ended December 31, 2015, the Company has not collected any GST since all sales were incurred in the United States which sales are not GST taxable. The Company has filed GST returns quarterly and claimed only ITC’s during the year ended December 31, 2015. As the result of this, as of December 31, 2015 and December 31, 2014, the Company had GST/HST refund receivable of $29,008 (CAD $40,149) and $7,349 (CAD $8,525), respectively. Since the Company has not paid the payroll deduction payable in full to Canada Revenue Agency (“CRA”), CRA has been holding the GST/HST Refund Receivable amount.

6.

PREPAID EXPENSES

As of December 31, 2015 and December 31, 2014, we had prepaid expenses of $10,233 and $12,209, respectively. Prepaid expenses have been incurred for marketing and advertisement fees and security deposit for an office leased property. Prepaid expenses consisted of the following:

Vendor	December 31, 2015	December 31, 2014
	$	$
Bentall L.P.	9,016	10,757
Others	1,217	1,452
Total	10,233	12,209

7.

PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation as of December 31, 2015 $	Net Carrying Amount as of December 31, 2015 $	Net Carrying Amount as of December 31, 2014 $
Office equipment	7,851	5,358	2,493	3,651
Computer equipment	110,958	108,283	2,675	4,521
Computer software	5,123	5,123	-	-
Furniture and fixtures	12,211	11,291	920	1,349

	136,143	130,055	6,088	9,521

Depreciation expense totaled $2,047 and $3,172 for the years ended December 31, 2015 and 2014, respectively.

8.

RELATED PARTY TRANSACTIONS AND BALANCES

The Company incurred the following related party transactions:

a.

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2015. Management fees incurred by the Company totaled $281,534 (CAD $360,000) and totaled $325,949 (CAD $360,000) for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and December 31, 2014, the amount owing to this private company totaled $28,749 and $14,095, respectively.

b.

The Company incurred accounting fees of $11,418 and $5,512 with a private company of which an officer is also an officer for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and December 31, 2014, the amount owing to this private company totaled $21,466 and $5,247, respectively.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

c.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000, expiring April 1, 2015. Management fees incurred by the Company totaled $nil and $158,448 (CAD $175,000) for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and December 31, 2013, the amount owing to this private company totaled $49,311 and $58,832, respectively.

d.

During the year ended December 31, 2015, the Company received a non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

e.

In March 2015, the Company received proceeds of $18,063 (CAD $25,000) on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $14,450 at December 31, 2015.

f.

In August 2014, the Company received proceeds of $10,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,000 at December 31, 2015.

g.

In October 2014, the Company received proceeds of $20,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 at December 31, 2015.

h.

Also in October 2014, the Company received proceeds of $189,640 (CAD $220,000) on an unsecured promissory note with a related party for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $164,252 and $189,640 at December 31, 2015 and 2014, respectively. This promissory note has been converted into a convertible note during the year ended December 31, 2015 and accrued interest of $19,074 (CAD $26,400) was included into the principal. The note is convertible at a fixed price of $0.07; the Company evaluated for beneficial conversion features and determined there were none due to the conversion price being greater than the market price on the date of grant.

i.

In November 2014, the Company received proceeds of $20,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,000 at December 31, 2015.

j.

In January 2015, the Company conducted a private placement offering with a related party whereby it sold 200,000 securities at a price of $0.05 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

k.

In April 2015, the Company conducted a private placement offering with a related party whereby it sold 500,000 securities at a price of $0.02 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

l.

In June 2015, the Company conducted a private placement offering with a related party whereby it sold 300,000 shares at a price of $0.02 per share for total proceeds of $6,000.

m.

In July 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 securities at a price of $0.02 per share for total proceeds of $20,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

n.

Also in July 2015, the Company conducted a private placement offering with a related party whereby it sold 200,000 shares at a price of $0.02 per share for total proceeds of $4,000.

o.

In August 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 shares at a price of $0.01 per share for total proceeds of $10,000.

p.

In September 2015, the Company conducted a private placement offering with a related party whereby it sold 4,000,000 shares at a price of $0.01 per share for total proceeds of $40,000.

q.

Also in September 2015, the Company conducted a private placement offering with a related party whereby it sold 4,000,000 securities at a price of $0.01 per share for total proceeds of $40,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

9.            DEPOSIT FROM SHAREHOLDER

a.

During the year ended December 31, 2015, the Company received non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

Description	December 31, 2015	December 31, 2014
	$	$
Software licence	50,000	-
	50,000	nil

Non-current	-	-
Current	50,000	-
	50,000	nil

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

10.

NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

a.

In August 2014, the Company received proceeds of $10,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,000 and $10,000 at December 31, 2015 and 2014, respectively.

b.

In September 2014, the Company received proceeds of $50,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $50,000 and $50,000 at December 31, 2015 and 2014, respectively.

c.

In October 2014, the Company received proceeds of $20,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 and $20,000 at December 31, 2015 and 2014, respectively.

d.

Also in October 2014, the Company received proceeds of $189,640 (CAD $220,000) on an unsecured promissory note with a related party for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $164,252 and $189,640 at December 31, 2015 and 2014, respectively. This promissory note has been converted into a convertible note during the year ended December 31, 2015 and accrued interest of $19,074 (CAD $26,400) was included into the principal. The note is convertible at a fixed price of $0.07; the Company evaluated for beneficial conversion features and determined there were none due to the conversion price being greater than the market price on the date of grant.

e.

In November 2014, the Company received proceeds of $20,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 and $20,000 at December 31, 2015 and 2014, respectively.

f.

Also in November 2014, the Company received proceeds of $9,842 (CAD $11,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $7,948 and $9,482 at December 31, 2015 and 2014, respectively.

g.

Also in November 2014, the Company received proceeds of $20,000 on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 and $20,000 at December 31, 2015 and 2014, respectively.

h.

In December 2014, the Company received proceeds of $10,344 (CAD $12,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $8,670 and $10,344 at December 31, 2015 and 2014, respectively.

i.

Also in December 2014, the Company received proceeds of $12,930 (CAD $15,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,837 and $12,930 at December 31, 2015 and 2014, respectively.

j.

Also in December 2014, the Company received proceeds of $12,930 (CAD $15,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,837 and $12,930 at December 31, 2015 and 2014, respectively.

k.

In January 2015, the Company received proceeds of $3,613 (CAD $5,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $3,613 at December 31, 2015.

l.

In February 2015, the Company received proceeds of $7,225 ( CAD $10,000) on an unsecured promissory note for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $7,225 at December 31, 2015.

m.

In January 2015, the Company received proceeds of $21,675 (CAD $30,000) on an unsecured promissory note for a period one year at an interest of 12% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $21,675 at December 31, 2015.

n.

In March 2015, the Company received proceeds of $18,063 (CAD $25,000) on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $14,450 at December 31, 2015.

o.

In May 2015, the Company received proceeds of $3,612 (CAD $5,000) on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $3,612 at December 31, 2015.

Interest expense on the note during the year ended December 31, 2015 and 2014 totaled $43,819 and $17,735, respectively, accrued interest during the same period was $23,577 and $7,503, respectively. Interest expense on the convertible note during the year ended December 31, 2015 and 2014 totaled $5,055 and $nill, respectively, accrued interest during the same period was $5,055 and $nill, respectively.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

11.

COMMON STOCK

For the year ended December 31, 2015:

a)

In January 2015, the Company issued 1,000,000 shares of its common stock at $0.06 per share for services rendered by  consultants valued at $60,000 based on the fair market value of the trading price on date of grant.

b)

Also in January 2015, the Company conducted a private placement offering whereby it sold 170,000 securities at a price of $0.06 per share for total proceeds of $10,200. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

c)

Also in January 2015, the Company conducted a private placement offering with a related party whereby it sold 200,000 securities at a price of $0.05 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

d)

Also in January 2015, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $10,000.

e)

In February 2015, the Company conducted a private placement offering whereby it sold 510,000 securities at a price of $0.05 per share for total proceeds of $25,500. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

f)

Also in February 2015, the Company issued 100,000 shares of its common stock at $0.07 per share related to the exercise of options, for total proceeds of $7,000.

g)

In March 2015, the Company issued 100,000 shares of its common stock at $0.07 per share related to the exercise of options, for total proceeds of $7,000.

h)

In April 2015, the Company conducted a private placement offering whereby it sold 1,250,000 securities at a price of $0.04 per share for total proceeds of $50,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

i)

Also in April 2015, the Company conducted a private placement offering with a related party whereby it sold 500,000 securities at a price of $0.02 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

j)

Also in April 2015, the Company conducted a private placement offering whereby it sold 500,000 securities at a price of $0.02 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

k)

Also in April 2015, the Company conducted a private placement offering whereby it sold 1,000,000 securities at a price of $0.02 per share for total proceeds of $20,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

l)

In May 2015, the Company conducted a private placement offering whereby it sold 142,857 securities at a price of $0.07 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.15, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

m)

In June 2015, the Company conducted a private placement offering whereby it sold 166,667 securities at a price of $0.06 per share for total proceeds of $9,999. Each security consists of one common share in the capital of the Company and one half non-transferable share purchase warrant exercisable at USD $0.15, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

n)

Also in June 2015, the Company conducted a private placement offering with a related party whereby it sold 300,000 shares at a price of $0.02 per share for total proceeds of $6,000.

o)

In July 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 securities at a price of $0.02 per share for total proceeds of $20,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

p)

Also in July 2015, the Company conducted a private placement offering with a related party whereby it sold 200,000 shares at a price of $0.02 per share for total proceeds of $4,000.

q)

Also in July 2015, the Company issued totaling 3,200,000 shares of its common stock at average $0.067 per share for services rendered by consultants valued at $214,000 based on the fair market value of the trading price on date of grant.

r)

In August 2015, the Company conducted a private placement offering whereby it sold 2,500,000 securities at a price of $0.01 per share for total proceeds of $25,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

s)

Also in August 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 shares at a price of $0.01 per share for total proceeds of $10,000.

t)

In September 2015, the Company conducted a private placement offering with a related party whereby it sold 4,000,000 shares at a price of $0.01 per share for total proceeds of $40,000.

u)

Also in September 2015, the Company conducted a private placement offering with a related party whereby it sold 4,000,000 securities at a price of $0.01 per share for total proceeds of $40,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

v)

In October 2015, the Company conducted a private placement offering whereby it sold 1,000,000 shares at a price of $0.01 per share for total proceeds of $10,000.

w)

Also in October 2015, the Company issued 2,600,000 shares of its common stock at $0.035 per share for services rendered by consultants valued at $91,000 based on the fair market value of the trading price on date of grant.

x)

In November 2015, the Company conducted a private placement offering whereby it sold 500,000 securities at a price of $0.01 per share for total proceeds of $5,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

y)

Also in November 2015, the Company conducted a private placement offering whereby it sold 1,000,000 securities at a price of $0.02 per share for total proceeds of $20,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

z)

Also in November 2015, the Company issued 200,000 shares of its common stock at $0.045 per share for services rendered by management valued at $9,000 based on the fair market value of the trading price on date of grant.

aa)

In December 2015, the Company conducted a private placement offering with a related party whereby it sold 2,200,000 shares at a price of $0.01 per share for total proceeds of $22,000.

bb)

Also in December 2015, the Company conducted a private placement offering whereby it sold 350,000 securities at a price of $0.03 per share for total proceeds of $3,500. Each security consists of one common share in the capital of the Company and three fifths non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

cc)

Also in December 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 shares at a price of $0.01 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrant exercisable at USD $0.05, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

dd)

Also in December 2015, the Company conducted a private placement offering whereby it sold 666,666 shares at a price of $0.03 per share for total proceeds of $20,000.

For the year ended December 31, 2014:

ee)

In January 2014, the Company issued 75,000 shares of its common stock at $0.10 per share related for stock payable which company received $7,500 in December 2013 for the exercise of stock options.

ff)

Also in January 2014, the Company issued 700,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $70,000.

gg)

Also in January 2014, the Company conducted a private placement offering whereby it sold 100,000 shares at a price of $0.15 per share for total proceeds of $15,000.

hh)

In February 2014, the Company issued 1,200,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $120,000.

ii)

Also in February 2014, the Company conducted a private placement offering whereby it sold 600,000 shares at a price of $0.10 per share for total proceeds of $60,000.

jj)

In March 2014, the Company issued 150,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $15,000.

kk)

Also in March 2014, the Company conducted a private placement offering whereby it sold 100,000 shares at a price of $0.10 per share for total proceeds of $10,000.

ll)

Also in March 2014, the Company conducted a private placement offering whereby it sold 1,178,571 shares at a price of $0.14 per share for total proceeds of $165,000.

mm)

In May 2014, the Company issued 600,000 shares of its common stock at $0.10 per share related to the exercise of warrants, for total proceeds of $60,000.

nn)

Also in May 2014, the Company conducted a private placement offering whereby it sold 660,000 shares at a price of $0.10 per share for total proceeds of $66,000.

oo)

In June 2014, the Company conducted a private placement offering whereby it sold 522,000 shares at a price of $0.10 per share for total proceeds of $52,200.

pp)

Also in June 2014, the Company issued 500,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $50,000.

qq)

In July 2014, the Company conducted a private placement offering whereby it sold 1,500,000 shares at a price of $0.10 per share for total proceeds of $150,000.

rr)

In August 2014, the Company conducted a private placement offering whereby it sold 250,000 shares at a price of $0.10 per share for total proceeds of $25,000.

ss)

In September 2014, the Company conducted a private placement offering whereby it sold 650,000 shares at a price of $0.10 per share for total proceeds of $65,000.

tt)

Also in September 2014, the Company issued 700,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $70,000.

uu)

In October 2014, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $10,000.

vv)

Also in October 2014, the Company issued 200,000 shares of its common stock at $0.065 per share for services rendered by a consultant valued at $13,000 based on the fair market value of the trading price on date of grant.

ww)

In November 2014, the Company issued 1,100,000 shares of its common stock at $0.071 per share for services rendered by a consultant valued at $78,100 based on the fair market value of the trading price on date of grant.

xx)

Also in November 2014, the Company issued 100,000 shares of its common stock at $0.10 per share related to the exercise of options, for total proceeds of $10,000

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s share purchases with warrants attached:

	Number of Warrants	Weighted average exercise price $	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	4,580,000	0.10	2.11
Issued	6,200,571	0.14	1.93
Exercised	(2,650,000)	–	–
Expired/Cancelled	(100,000)	–	–
Outstanding, December 31, 2014	8,030,571	0.13	2.02

Issued	25,566,191	0.10	1.60
Exercised	–	–	–
Expired/Cancelled	(2,230,000)	–	–
Outstanding, December 31, 2015	31,366,762	0.11	1.50

During the year ended December 31, 2015, the Company issued 13,889,524 common shares with warrants attached for total cash proceeds of $269,200. The common stock issued included 13,889,524 attached warrants to purchase 25,566,191common stock at the weighted average exercise price of $0.10 per share. The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value of the warrants attached to the common stock issued is $270,621, and the relative fair value of the common stock is $281,579 as of the issue date. The Black-Sholes pricing model assumption used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.41%; expected volatility of 134.73%, and warrant term of 2 years.

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

12.

TREASURY STOCK

On August 15, 2012, the Company announced that the Company’s Board of Directors approved a share repurchase program authorizing up to five million shares of the Company’s outstanding common stock to be repurchased over a 12 month period commencing on August 20, 2012. Any shares repurchased by the Company shall be returned to the treasury and may be used, if and when needed, for general corporate purposes. During the year ended December 31, 2015 and 2014, the Company purchased nil and nil shares of common stock from treasury stock, respectively. During the year ended December 31, 2015 and 2014, the Company retired nil and nil shares of common stock from treasury stock, respectively. Following are our stock repurchases and retirement history.

Period	Total number of Shares Purchased or Retired	Average Price Paid per Share
August 1, 2012 – August 31, 2012	99,000	$0.0961
September 1, 2012 – September 31, 2012	333,000	$0.1007
October 1, 2012 – October 31, 2012	370,140	$0.1036
November 1, 2012 – November 30, 2012	229,400	$0.0874
December 10, 2012, retirement of treasury stock	(800,000)	$-
Balance, December 31, 2014 and 2015	231,540	$0.0983

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

Compensation Warrants Granted to Non-employees

For the year ended December 31, 2015:

On November 10, 2015, the Company granted compensation warrants to purchase a total 500,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.04 per share. The warrants expire November 10, 2017. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $17,511. During the year ended December 31, 2015, the Company recorded stock-based compensation of $17,511 as a general and administrative expense in connection with these warrants.

On November 27, 2015, the Company granted compensation warrants to purchase a total 500,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.05 per share. The warrants expire November 27, 2017. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $17,305. During the year ended December 31, 2015, the Company recorded stock-based compensation of $17,305 as a general and administrative expense in connection with these warrants.

On December 17, 2015, the Company granted compensation warrants to purchase a total 300,000 shares of the Company’s common stock to a consultant. The warrants carry an exercise price of $0.15 per share. The warrants expire December 17, 2015. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of warrants granted was $6,247. During the year ended December 31, 2015, the Company recorded stock-based compensation of $6,247 as a general and administrative expense in connection with these warrants.

For the year ended December 31, 2014:

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

Options Granted to Employees

For the year ended December 31, 2015:

On February 18, 2015, the Company granted options to purchase a total of 300,000 shares of the Company’s common stock to an employee. The options carry an exercise price of $0.07 per share and vested immediately. The options expire February 18, 2018. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the fair value of stock options granted was $10,448. During the year ended December 31, 2015, the Company recorded stock-based compensation of $10,448 as a general and administrative expense in connection with these options.

During the year ended December 31, 2015, the Company recognized and recorded stock-based compensation of $nil related to options granted in the prior year which vested in the current period as a general and administrative expense.

As at December 31, 2015, there was $nil total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended December 31, 2015 and 2014 were $0.34359 and 0.10073, respectively. The weighted average assumptions used are as follows:

	December 31, 2015	December 31, 2014

Expected dividend yield	0%	0%
Risk-free interest rate	0.53%	0.28%
Expected volatility	148.35%	137.10%
Expected option life (in years)	1.62	1.57

The total intrinsic value of stock options exercised during the year ended December 31, 2015 and 2014 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	5,505,000	$ 0.10

Granted	4,411,000	$ 0.10
Exercised	–	–
Expired/Cancelled	(5,000)	$ 0.10

Outstanding, December 31, 2014	9,911,000	$ 0.10	3.04	$nil

Exercisable, December 31, 2014	9,911,000	$ 0.10	3.04	$nil

Granted	1,300,000	0.07
Exercised	–	–
Expired/Cancelled	–	–

Outstanding, December 31, 2015	11,211,000	$ 0.10	2.05	$nil

Exercisable, December 31, 2015	11,211,000	$ 0.10	2.05	$nil

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	21,140,000	$ 0.11

Granted	15,950,000	0.10
Exercised	(1,400,000)	0.10
Expired/Cancelled	(3,065,000)	0.10

Outstanding, December 31, 2014	32,625,000	$ 0.10	2.28	$nil

Exercisable, December 31, 2014	32,625,000	$ 0.10	2.27	$nil

Granted	300,000	0.10
Exercised	(300,000)	0.10
Expired/Cancelled	(75,000)	–

Outstanding, December 31, 2015	32,550,000	$ 0.10	1.30	$nil

Exercisable, December 31, 2015	32,550,000	$ 0.10	1.30	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes during the year ended December 31, 2015, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2013	–	–
Granted	–	–
Vested	–	–

Nonvested at December 31, 2014	–	–

Granted	–	–
Vested	–	–

Nonvested at December 31, 2015	–	–

During the years ended December 31, 2015 and 2014, the Company recognized and recorded stock-based compensation of $51,510 and $1,263,397, respectively, as a general and administrative expense related to vested share-based compensation arrangements.

For the year ended December 31, 2014:

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

The fair value for warrants and stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended December 31, 2015 and 2014 were $0.34359 and 0.10073, respectively. The weighted average assumptions used are as follows:

	December 31, 2015	December 31, 2014

Expected dividend yield	0%	0%
Risk-free interest rate	0.53%	0.28%
Expected volatility	148.35%	137.10%
Expected option life (in years)	1.62	1.57

The total intrinsic value of stock options exercised during the year ended December 31, 2015 and 2014 were $nil and $nil respectively.

The following table summarizes the continuity of the Company’s compensation warrants to non-employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	5,505,000	$ 0.10

Granted	4,411,000	$ 0.10
Exercised	–	–
Expired/Cancelled	(5,000)	$ 0.10

Outstanding, December 31, 2014	9,911,000	$ 0.10	3.04	$nil

Exercisable, December 31, 2014	9,911,000	$ 0.10	3.04	$nil

Granted	1,300,000	0.07
Exercised	–	–
Expired/Cancelled	–	–

Outstanding, December 31, 2015	11,211,000	$ 0.10	2.05	$nil

Exercisable, December 31, 2015	11,211,000	$ 0.10	2.05	$nil

The following table summarizes the continuity of the Company’s stock options granted to employees:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	21,140,000	$ 0.11

Granted	15,950,000	0.10
Exercised	(1,400,000)	0.10
Expired/Cancelled	(3,065,000)	0.10

Outstanding, December 31, 2014	32,625,000	$ 0.10	2.28	$nil

Exercisable, December 31, 2014	32,625,000	$ 0.10	2.27	$nil

Granted	300,000	0.10
Exercised	(300,000)	0.10
Expired/Cancelled	(75,000)	–

Outstanding, December 31, 2015	32,550,000	$ 0.10	1.30	$nil

Exercisable, December 31, 2015	32,550,000	$ 0.10	1.30	$nil

A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes during the year ended December 31, 2015, is presented below:

Nonvested shares	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2013	–	–
Granted	–	–
Vested	–	–

Nonvested at December 31, 2014	–	–

Granted	–	–
Vested	–	–

Nonvested at December 31, 2015	–	–

During the years ended December 31, 2015 and 2014, the Company recognized and recorded stock-based compensation of $51,510 and $1,263,397, respectively, as a general and administrative expense related to vested share-based compensation arrangements.

For the year ended December 31, 2014:

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

WORDLOGIC CORPORATION

Notes to the Consolidated Financial Statements

As at December 31, 2014 there was $nil total unrecognized compensation cost related to nonvested stock-based compensation arrangements.

14.

LEGAL PROCEEDINGS

CIVIL LITIGATION

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

On November 4, 2015, United States District Judge Janis L. Sammartino ruled in against Touchtype, Inc., dba SWIFTKEY, in their partial motion to dismiss WordLogic’s claim of infringement of U.S. Patent No. 8,552,984. The Court has ordered a settlement conference on January 25, 2016, requiring the attendance of someone with the authority for each party to settle the case. The Mandatory Settlement Conference scheduled for February 29, 2016 has been extended to March 18, 2016.

15.

INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases.  The deferred tax assets are as follows:

	2015	2014

Deferred tax assets	$2,502,585	$2,269,281
Valuation allowance	(2,502,582)	(2,269,281)

Net future income taxes	–	–

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

Our operating loss carry-forwards of $7,360,544 at December 31, 2015 and $6,674,357 at December 31, 2014 will begin to expire in 2028.

16.

SUBSEQUENT EVENTS

Subsequent to December 31, 2015, we issued an aggregate of 1,753,040 shares of our common stock related to exercises of warrants, exercise of stock options, and private placement offerings as of April 14, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – As of December 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions.

2.

We did not implement appropriate information technology controls – As at December 31, 2015, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names, ages, date of appointment and other public company directorships of our current directors and officers.

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Frank R. Evanshen, 66	President, Chief Executive Officer and Director	From May 27, 2003 to present	None
Darrin McCormack, 49	Chief Financial Officer	From August 13, 2007 to present	None
Mark Dostie, 45	Chief Technology Officer	From April 26, 2012 to April 1, 2015	None
T. Allen Rose, 58	Secretary, Treasurer and Director	May 27, 2003 to present	None

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

(1)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(2)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(3)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(4)

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

19

(1)

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the years ending December 31, 2015 and 2014.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Franklin Evanshen President, CEO and Director	2015	nil	nil	nil	nil	nil	nil	$281,534 (1)	$281,534
	2014	nil	nil	nil	$666,258(2)	nil	nil	$325,949 (1)	$992,206
Darrin McCormack CFO	2015	nil	nil	nil	nil	nil	nil	$11,418 (3)	$11,418
	2014	nil	nil	nil	nil	nil	nil	$5,512 (3)	$5,512
Mark Dostie Chief Technology Officer	2015	nil	nil	nil	nil	nil	nil	nil	nil
	2014	nil	nil	nil	$254,868 (4)	nil	nil	$158,448 (5)	$413,316
T. Allen Rose Secretary, Treasurer, Director and Former CFO (6)	2015	nil	nil	nil	nil	nil	nil	$782	$782
	2014	nil	nil	nil	nil	nil	nil	$1,811	$1,811

(1)

Represents management consulting fees paid to Meridian Mercantile Inc. (“MMI”). MMI, a company controlled by Franklin R. Evanshen, has a management agreement with the Company for services provided personally by Mr. Evanshen in his role as our President and Chief Executive Officer. The agreement currently requires monthly payments of approximately $27,162 USD ($30,000 CAD) for services rendered. Management fees incurred by the Company totaled $281,534 USD ($CAD 360,000) and totaled $325,949 ($CAD 360,000) for the years ended December 31, 2015 and 2014, respectively.

(2)

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2015.

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

Compensation of Directors

The Company paid $782 to our board members for their services during the year ended December 31, 2015.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock, owned beneficially as of March 6, 2016 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of February 23, 2016, there were 134,808,605 common shares outstanding, 32,350,000 shares issuable upon exercise of stock purchase options, 31,366,762 shares issuable upon exercise of stock purchase warrants issued and outstanding, and 11,211,000 shares issuable upon exercise of stock purchase compensation warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)(%)
Franklin R. Evanshen (3) 1280 Braeside Street W. Vancouver BC V7T 2L2 Canada	Common	31,565,152 (4)	15.05%
Mark Dostie (5) 1130 West Pender Street, Suite 230 Vancouver, BC V6E 4A4 Canada	Common	7,000,000 (6)	3.34%
Darrin McCormack (7) 1729 Pavenham Rd. Cowichan Bay, BC V0R 1N1 Canada	Common	1,531,300 (8)	0.73%
T. Allen Rose (9) 2400 – 650 W. Georgia St. Vancouver, BC V6B 4N7 Canada	Common	1,000,000 (10)	0.48%
Leslie H. Hughbanks (11) 1930 Rocky Ford Rd. Powhantan, VA 23139 U.S.A.	Common	24,550,000 (12)	11.71%
Terry Evanshen (13) 19 Dorset St. Hampton, ON L0B 1J0 Canada	Common	7,700,000	3.67%
All Officers, Directors, and Shareholders as a Group (6 Persons)	Common	73,346,452	34.97%

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

(2) Based on 134,808,605 outstanding shares of Common Stock as of February 23, 2016 plus 32,350,000 shares issuable upon exercise of stock purchase options, 31,366,762 shares issuable upon exercise of stock purchase warrants issued and outstanding, and 11,211,000 shares issuable upon exercise of stock purchase compensation warrants issued and outstanding.

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

(11) Leslie H. Hughbanks is a Shareholder.

(12) Includes warrants to purchase 14,150, 000 shares of our Common Stock and compensation warrants to purchase 800,000 shares of our Common Stock.

(11) Terry Evanshen is a Shareholder.

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

Related Party Transactions

The Company has entered into an agreement with a private company controlled by a director to provide management services requiring monthly payments of CAD $30,000, expiring December 31, 2015. Management fees incurred by the Company totaled $281,534 (CAD $360,000) and totaled $325,949 (CAD $360,000) for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and December 31, 2014, the amount owing to this private company totaled $28,749 and $14,095, respectively.

The Company incurred accounting fees of $11,418 and $5,512 with a private company of which an officer is also an officer for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and December 31, 2014, the amount owing to this private company totaled $21,466 and $5,247, respectively.

The Company has entered into an agreement with a private company controlled by an officer to provide management services requiring monthly payments of CAD $20,000, expiring April 1, 2015. Management fees incurred by the Company totaled $nil and $158,448 (CAD $175,000) for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and December 31, 2014, the amount owing to this private company totaled $49,311 and $58,832, respectively.

During the year ended December 31, 2015, the Company received a non-refundable deposit of $50,000 for software licence of which terms and condition has not yet been finalized.

In March 2015, the Company received proceeds of $18,063 (CAD $25,000) on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $14,450 at December 31, 2015.

In August 2014, the Company received proceeds of $10,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,000 at December 31, 2015.

In October 2014, the Company received proceeds of $20,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $20,000 at December 31, 2015.

In November 2014, the Company received proceeds of $20,000 on an unsecured promissory note with a related party for a period one year at an interest of 10% per annum which will be accrued semi-annually and repaid $nil, leaving a balance owing of $10,000 at December 31, 2015.

In January 2015, the Company conducted a private placement offering with a related party whereby it sold 200,000 securities at a price of $0.05 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

In April 2015, the Company conducted a private placement offering with a related party whereby it sold 500,000 securities at a price of $0.02 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

In June 2015, the Company conducted a private placement offering with a related party whereby it sold 300,000 shares at a price of $0.02 per share for total proceeds of $6,000.

In July 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 securities at a price of $0.02 per share for total proceeds of $20,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrants exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

Also in July 2015, the Company conducted a private placement offering with a related party whereby it sold 200,000 shares at a price of $0.02 per share for total proceeds of $4,000.

In August 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 shares at a price of $0.01 per share for total proceeds of $10,000.

In September 2015, the Company conducted a private placement offering with a related party whereby it sold 4,000,000 shares at a price of $0.01 per share for total proceeds of $40,000.

Also in September 2015, the Company conducted a private placement offering with a related party whereby it sold 4,000,000 securities at a price of $0.01 per share for total proceeds of $40,000. Each security consists of one common share in the capital of the Company and one non-transferable share purchase warrant exercisable at USD $0.10, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

In November 2015, the Company issued 200,000 shares of its common stock at $0.045 per share for services rendered by management valued at $9,000 based on the fair market value of the trading price on date of grant.

In December 2015, the Company conducted a private placement offering with a related party whereby it sold 2,200,000 shares at a price of $0.01 per share for total proceeds of $22,000.

Also in December 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 shares at a price of $0.01 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrant exercisable at USD $0.05, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

Also in December 2015, the Company conducted a private placement offering with a related party whereby it sold 1,000,000 shares at a price of $0.01 per share for total proceeds of $10,000. Each security consists of one common share in the capital of the Company and two non-transferable share purchase warrant exercisable at USD $0.05, of which terms and conditions set forth in the attached Warrants Certificate Agreement.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

  disclosing such transactions in reports where required;·
  disclosing in any and all filings with the SEC, where required;
  obtaining disinterested directors consent; and
  obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$22,600	$20,400
Audit-related fees	$nil	$nil
Tax fees	$nil	$nil
All other fees	$nil	$nil
Total	$22,600	$20,400

Audit Fees

During the fiscal year ended December 31, 2015, we incurred approximately $22,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2015.

During the fiscal year ended December 31, 2014, we incurred approximately $20,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

Dated:  April 14, 2016

/s/ Franklin Evanshen

By: Franklin Evanshen

Its: President & Chief Executive Officer

Dated:  April 14, 2016

/s/ Darrin McCormack

By: Darrin McCormack

Its:  Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 14, 2016

/s/ Franklin Evanshen

By: Franklin Evanshen

Its:  Director

Dated:  April 14, 2016

/s/ T. Allen Rose

By: T. Allen Rose

Its:  Director

